Form 10KSB
period 2000-06-30
PRESS REALTY ADVISORS
filed 2000-11-15
CIK 1110441

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)                         Form 10-KSB

           (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended June 30, 2000

                        Commission File Number 0-25127

                       PRESS REALTY ADVISORS CORPORATION
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          Nevada                                        95-4592066
---------------------------                       ---------------------
(State or other jurisdiction                      (IRS Employer
of Incorporation or organization)                 Identification No.)

              1939 South 3/rd/ West, Salt Lake City, Utah 84115
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                 801-994-8474
                        ------------------------------
                          (Issuer's telephone number)

          Securities Registered Pursuant to Section 12(b) of the Act:

                              Title of Each Class
               Common Name of Each Exchange on which Registered
             National Association of Securities Dealers Securities
                Registered pursuant to Section 2(g) of the Act:

                  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes  X      No_______
                                             ---

                  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K. ( )

                  The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2000 was approximately $0

     On June 30, 2000, approximately 24,000,000 Shares of the Registrant's
               Common Stock, $0.001 per value, were outstanding.

                      Documents Incorporated by Reference

                      (1) Financial Statements for June 30, 2000 and 1999

                      (2) Except for historical information presented, the matters Discussed in this Form 10-K include forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that Could cause or contribute to such differences include, but are not limited to, those discussed under the caption "Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Financial Statements, which is incorporated by reference in this Form 10-K/

                       PRESS REALTY ADVISORS CORPORATION
                               TABLE OF CONTENTS

                                                 PART I                                                 Page
Item 1.  BUSINESS......................................................................................   3

Item 2.  PROPERTIES....................................................................................   4

Item 3.  LEGAL PROCEEDINGS.............................................................................   4

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................   4

                                                 PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDERS MATTERS..................................................................   5

Item 6.  SELECTED FINANCIAL DATA.......................................................................   5

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................................   5

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................   5

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
         ON ACCOUNTING AND FINANCIAL DISCLOSURE........................................................   5

                                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................  5

Item 11.  EXECUTIVE COMPENSATION............................................................  7

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT..................................................................  7

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................  7

                                            PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K.............................................................  7

          SIGNATURES........................................................................  8


                                    PART I

                               Item 1. Business

                                 Introduction

     Press Realty Advisors L.L.C. the companies predecessor was incorporated on October 15, 1998 under the laws of the State of Utah. Pursuant to resolution dated June 15, 1999, adopted by the sole remaining officer and director of Tercero Corporation, a Nevada corporation, an agreement and plan of exchange was entered into between Press Realty Advisors L.L.C. and Tercero by which Tercero acquired all of the assets of Press Realty Advisors, L.L.C. subject to existing liabilities. Further, pursuant to the exchange agreement the name of Tercero was changed to Press Realty Advisors Corporation.

                                  The Company

     Press Realty Advisors Corporation (the "Company") is engaged in the business of buying, developing, owning, syndicating and selling real estate as well as providing real estate management services. The Company has been solidifying a position in the development and marketing of real estate, and is presently the owner of certain real estate properties set out in the business section herein. The Company has been able to obtain funding for its operation through private lenders or banks. The Company and its officers and directors have and will continue to personally guarantee the loans being sought. The Company has been able to take advantage of financing through private lenders and banks to develop income producing properties and have been successful in selling some of the described properties listed in the business section.

     The Companies real estate holdings will produce income to maximize investment return. The Company only seeks secure high opportunity properties and developments. The Company has been able to develop "build to suit" opportunities and will continue to do so in the future. In addition, the Company has identified what it fees are the best markets within its geographical region and is in the process of developing what it feels are high demand type developments. The company's executive office is at 1939 South 3/rd/ West, Salt Lake City, Utah 84115.

                              Item 2. Properties

     The Company currently owns three (3) properties all located in the State of Utah. They are:

     (1) a one-half interest in a 37,200 sq.. ft.. office/warehouse building currently under construction located at 1590 North 2200 West, Salt Lake City, Utah. The Company will have its corporate offices located at this location upon its completion. The Salt Lake office of Coldwell Banker Commercial is currently marketing the property for lease or sale. An appraisal dated June 20, 2000 concluded that the "fee simple prospective value reaching a stabilized occupancy rate market value, as of September, 2000, assuming June 20, 2000 market conditions is $2,876,000.00. The cost to the Company is estimated to be $2,360,000.00.

     (2) 4.445 acres of land located directly east of the property described above, which fronts 330 feet on I-215, a major freeway running through Salt Lake Valley. An appraisal of the property dated September 28, 1999 gives a value indication of $817,000.00, or approximately $4.22 per square foot. It is the Companies intention to develop this parcel with office or office/warehouse facilities similar to the property located above. The Companies cost was $223,000.00.

     (3) 1.82 acres of land located at 3588 South 7200 West, Salt Lake City, Utah. An appraisal of the property dated December 29, 1998 gives a value indication of $370,000.00 or $4.72 per square foot at that time. It is the Companies intention to find a "build to suit" retail client for this parcel. The Companies cost was $90,000.00.

     The Company intends to seek out other real estate opportunities for development, but the amount of the acquisitions by the Company will depend on its ability to raise additional capital for its operations. The Company is in negotiations with both commercial and private investors to obtain additional working capital, but nothing has been finalized at this point, and there can be no assurance that the Company will be able to raise additional financing or that if it can, that it will be at an economically reasonable rate.

                           Item 3. Legal Proceedings

     There are no legal proceeding known or pending against the registrant.

         Item 4.  Submission of Matters to A vote of Security Holders

     e. The exchange agreement to acquire Press Realty Advisors L.L.C. was submitted to the security holders of both companies in July of 1999 pursuant to the exchange agreement for ratification. This was submitted and approved.

     f. To elect and ratify the Board of Directors

          Date and type of meeting. July 5, 1999. Special stockholders meeting to elect the new Board of Directors.

                                    PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

          The Company is not presently trading on any exchange. It is the intention of the Company to apply for trading OTC upon its filing of its 10Q for September 30, 2000.

     Item 6.  Selected Financial Data

     The information revised by this item is set forth in the Company's June 30, 2000 financial statement and is incorporated herein by reference.

     Item 7. Management's Discussion and Analysis of Financial Condition and Reports of Operation

     the information provided by this item is set forth in the Company's June 30, 2000 Financial statements and is incorporated herein by reference.

     Item 8.  Financial Statements and Supplemental Data

     The financial statements required by this Item are in the Company's June 30, 2000 Financial Statements and are incorporated by reference. With the exception of the aforementioned information and the information incorporated in Items 5, 6 and 7, the Company's June 30, 2000 Financial Statement is not to be deem filed as part of this Form 10-K Annual Report. The report of the Company's Independent Auditors on the Company's financial statement is included in the Company's 2000 Financial Statements and is incorporated by reference. The report of the Company's Independent Auditors on the financial statement schedule required by this item is included herein.

     Item 9. Changes in and Disagreements with Accounts on Accounting Financial Disclosure

          There are none.

     Item 10. Directors and Executive Officers of the Registrant

David J. Murdock (53) is the Chairman of the Board and Chief Executive Officer
--------------------
of the Company since its inception. Under his direction, Press Realty Advisors has been involved in the development and disposition of $2,400,000 of commercial real estate. Prior to starting Press Realty, for the past five years, he was president of Custom Neckwear and T. W. Customs, which manufactures custom silk products. During this period, he also worked as a consultant in real estate acquisitions and property management. From 1990 to 1992 he was a Dispositions Officer for Clark Financial Corporation in Salt Lake City, Utah. He was responsible for the disposition of Clark Financials syndicated income properties. In 1989 he was the National Director of Acquisitions and Dispositions for Atlantic Associates, Inc., located in Birmingham, Michigan. His responsibilities included property selection, analysis and management of all acquisitions and dispositions nationwide. From 1987 to 1988 he was the Mid-West Acquisition Director for J. M. Jayson Company (Realmark Properties) located in Buffalo, N. Y. His responsibilities included property selection, review, analysis and negotiations for income producing in ht Midwestern United States. Between 1987 and 1992 he was responsible for the acquisitions and disposition of over $150,000,000 in income properties. From 1982 to 1984 he was the Real Estate Manager for the Church of Jesus Christ of Latter-day Saints in the Northeastern United States and Eastern Canada. During the early 1980's he was President and Managing Director of DJ Murdock Construction, Inc. Prior to that he served as a company commander in the United States Marine Corp. where he achieved the rank of Captain. He is a graduate of the University of Utah in 1970.

Matthew Seegmiller (30) is President and a Director. He has been directly
----------------------
involved in the acquisition and analysis of all Press Realty's properties. However, his main responsibilities have primarily included logistical matters associated with the business. This includes all financial and accounting responsibilities, fund raising activities, business planning and property analysis. He is currently in the process of becoming CCIM certified (Certified Commercial Investment Member). Previously he was the President and co-owner of Salties Designs, which designs and manufacturers custom silk promotional and advertising products for the advertising specialty industry and large corporate end users. His primary responsibilities included overseeing all sales and marketing activities. From 1995 to 1998 he was involved in selling networking hardware equipment for 3Com Corporation. During this period, his responsibilities included regional account sales responsibilities into higher education and state, local and federal governmental agencies in the western U.
S. He has been able to apply his account management and sales and marketing skills to further the development of both Salties Designs and now Press Realty Advisors. He is a graduate of the University of Utah.

Christian J. Seegmiller (30) is Vice-president and Director of the Company. From
-----------------------
1997 to present he is the CEO and co-owner of Salties Designs. His clients included many national firms. As CEO his responsibilities included accounting and financial analysis of the company, overseeing marketing, sales and production. He is heavily involved in fund raising and managing the company's line of credit and other liabilities. He also maintains the balance sheet and profit and loss statements. Salties Designs' gross revenue has doubled every year since the business began in 1997. From 1992 to 1996 he was the Director of Sales and Marketing for Carpediem International. His responsibilities included managing their promotional products division. This included hiring and training in-house and independent distributors, selling to wholesale accounts and distributors within the advertising specialty institute. He is currently becoming CCIM certified for commercial real estate and is co-handling all accounting and financial matters for the Company.

     Item 11.  Executive Compensation

     Other than information provided in the Company's June 30, 2000 Financial Statements incorporated herein, Executive Officers and Directors have received no other compensation.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management

                           Names & Address of             Amount & Nature        Percent
Title of Class              Beneficial Owner               Of Ownership         of Class
--------------              ----------------               ------------         --------
Common                      David Murdock                      9,600,000            39.5%
                            1196 East 1850 South
                            Bountiful, Utah 84010

Common                      Matt Segmiller                     4,800,000            19.8%
                            2648 South Imperial Street
                            Salt Lake City, Utah 84106

Common                      Christian Seegmiller               4,800,000            19.8%
                            11823 South Reeves Lane
                            Riverton, Utah 84065


     Item 13.  Certain Relationships and Related Transactions.

     There have been no transactions which would be affected by this section.


                                    PART IV

     Item 14.  Exhibits, Financial Statements, schedules and Reports on Form 8-K

     The following documents are filed as part of this Form 10-K Annual Report:

          e. Financial Statements

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has wholly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       PRESS REALTY ADVISORS CORPORATION


                  By: /s/ David Murdock
                      -----------------------------------------
                      DAVID MURDOCK, Chief Executive Officer

                       PRESS REALTY ADVISORS CORPORATION

                             FINANCIAL STATEMENTS

                                 June 30, 2000

                                C O N T E N T S

Independent Auditors' Report..................................................   3

Balance Sheet.................................................................   4

Statements of Operations......................................................   6

Statements of Stockholders' Equity (Deficit)..................................   7

Statements of Cash Flows......................................................   8

Notes to the Financial Statements.............................................   9

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Press Realty Advisors Corporation
Salt Lake City, Utah

We have audited the accompanying balance sheet of Press Realty Advisors Corporation as of June 30, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended June 30, 2000 and from inception on December 16, 1998 through June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Press Realty Advisors Corporation as of June 30, 2000 and the results of its operations and its cash flows for the year ended June 30, 2000 and from inception on December 16, 1998 through June 30, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statement shave been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company with no significant operating revenues to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
October 2, 2000

                       PRESS REALTY ADVISORS CORPORATION
                                 Balance Sheet

                                    ASSETS
                                    ------

                                                              June 30,
                                                                2000
                                                            -----------
CURRENT ASSETS

   Cash                                                     $  293,617
   Accounts receivable                                          25,459
   Deposits                                                      5,000
                                                            ----------

     Total Current Assets                                      324,076
                                                            ----------

FIXED ASSETS

   Construction in Progress                                    405,159
   Land (Note 8)                                               292,807
                                                            ----------

     Total Fixed Assets                                        697,966
                                                            ----------

     TOTAL ASSETS                                           $1,022,042
                                                            ==========

  The accompanying notes are an integral part of these financial statements.

                       PRESS REALTY ADVISORS CORPORATION
                           Balance Sheet (Continued)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

                                                                                    June 30,
                                                                                     2000
                                                                                 -------------
CURRENT LIABILITIES

   Accounts payable                                                              $   164,727
   Notes payable (Note 7)                                                            594,981
   Notes payable - related parties (Note 6)                                          110,831
   Payroll liabilities                                                                14,852
   Deposits payable                                                                    9,588
   Tax penalties payable                                                              11,913
   Deferred revenue                                                                  585,699
                                                                                 -----------

     Total Current Liabilities                                                     1,492,591
                                                                                 -----------

     Total Liabilities                                                             1,492,591
                                                                                 -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value; 50,000,000 shares
    authorized, 24,276,000 shares issued and outstanding                              24,276
   Additional paid-in capital                                                        (49,101)
   Stock subscription payable (Note 5)                                                75,000
   Retained earnings                                                                (520,724)
                                                                                 -----------

     Total Stockholders' Equity (Deficit)                                           (470,549)
                                                                                 -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $ 1,022,042
                                                                                 ===========

  The accompanying notes are an integral part of these financial statements.

                       PRESS REALTY ADVISORS CORPORATION
                           Statements of Operations

                                                                                     From
                                                                                  Inception on
                                                               For the            December 16,
                                                              Year Ended         1998 Through
                                                               June 30,             June 30,
                                                                2000                 1999
                                                             -----------        -------------
REVENUES

   Net sales                                                      850,184                   -
   Cost of goods sold                                            (569,580)                  -
                                                             ------------        ------------

     Gross Profit                                                 280,604                   -
                                                             ------------        ------------

EXPENSES

   Loan closing and origination                                   100,299                   -
   Commissions                                                     68,957                   -
   General and administrative                                     399,108              31,730
   Payroll and payroll tax expense                                116,263              51,550
                                                             ------------        ------------

     Total Expenses                                               684,627             (83,280)
                                                             ------------        ------------

INCOME FROM OPERATIONS                                           (404,023)            (83,280)
                                                             ------------        ------------

OTHER INCOME (EXPENSES)

   Gain on sale of asset                                                -               1,260
   Lease income                                                    25,956                   -
   Interest expense                                               (42,641)            (18,997)
                                                             ------------        ------------

     Total Other Expenses                                         (16,685)            (17,737)
                                                             ------------        ------------

NET LOSS                                                     $   (420,708)       $   (101,017)
                                                             ============        ============

BASIC LOSS PER SHARE                                         $      (0.02)       $      (0.00)
                                                             ============        ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                            24,043,060          24,000,000
                                                             ============        ============

  The accompanying notes are an integral part of these financial statements.

                       PRESS REALTY ADVISORS CORPORATION
                 Statements of Stockholders' Equity (Deficit)

                                                                             Additional          Stock
                                                 Common Stock                 Paid-in         Subscription      Accumulated
                                         ----------------------------
                                          Shares            Amount            Capital           Payable           Deficit
                                         ---------       ------------       -----------        ---------         ---------
Balance at inception on
 December 16, 1998                               -       $        -        $        -       $         -       $        -

Common stock issued for initial
 capitalization                         19,200,000           19,200           (18,200)                -                -

Net loss for the year ended
 June 30, 1999                                   -                -                 -                 -         (101,016)
                                      ------------       ----------        ----------       -----------       ----------

Balance, June 30, 1999                  19,200,000           19,200           (18,200)                -         (101,016)

Recapitalization                         4,800,000            4,800           (58,625)                -                -

Common stock issued in lieu of
 debt                                       26,000               26            12,974                 -                -

Common stock issued for services
 rendered                                  250,000              250            14,750                 -                -

Stock subscription payable                       -                -                 -            75,000                -

Net loss for the year ended
 June 30, 2000                                   -                -                 -                 -         (420,708)
                                      ------------       ----------        ----------       -----------       ----------

Balance, June 30, 2000                  24,276,000       $   24,276        $  (49,101)      $    75,000       $ (520,724)
                                      ============       ==========        ==========       ===========       ==========

  The accompanying notes are an integral part of these financial statements.

                       PRESS REALTY ADVISORS CORPORATION
                           Statements of Cash Flows

                                                                                                          From
                                                                                                       Inception on
                                                                                     For the            December 16,
                                                                                    Year Ended         1998 Through
                                                                                     June 30,            June 30,
                                                                                      2000                1999
                                                                                 -------------       ----------------
CASH FLOW FROM OPERATING ACTIVITIES

   Net income                                                                    $  (420,708)        $  (101,017)
   Adjustments to reconcile net loss to net cash used
    by operating activities:
     Common stock issued for services rendered                                        28,000                   -
   Adjustments to reconcile net loss to net cash used
    by operating activities:
     Increase in accounts receivable                                                 (25,459)                  -
     Increase in accounts payable                                                    107,402              23,244
     Increase in deposits                                                             (5,000)                  -
     Bad debt expense                                                                      -               1,000
     Increase in payroll liabilities                                                  14,852                   -
     Increase in deferred revenue                                                    585,699                   -
     Increase in deposits payable                                                      9,588                   -
     Increase in taxes payable                                                        11,913                   -
                                                                                 -----------         -----------

       Net Cash Provided (Used) by Operating Activities                              306,287             (76,772)
                                                                                 -----------         -----------

CASH FLOW FROM INVESTING ACTIVITIES

   Cash paid for fixed assets                                                       (677,256)                  -
   Cash distribution in acquisition                                                 (124,324)                  -
   Cash paid to improve fixed assets                                                (488,582)                  -
   Cash from sale of land                                                            467,872                   -
                                                                                 -----------         -----------

       Net Cash Used by Investing Activities                                        (822,290)                  -
                                                                                 -----------         -----------

CASH FLOW FROM FINANCING ACTIVITIES

   Cash proceeds from notes payable                                                1,276,801              64,514
   Cash proceeds from subscription payable                                            75,000                   -
   Cash proceeds from notes payable - related party                                  110,831              29,808
   Repayment of notes payable                                                       (653,012)            (17,550)
                                                                                 -----------         -----------

       Net Cash Provided by Financing Activities                                     809,620              76,772
                                                                                 -----------         -----------

  The accompanying notes are an integral part of these financial statements.

                       PRESS REALTY ADVISORS CORPORATION
                     Statements of Cash Flows (Continued)

                                                                     From
                                                                 Inception on
                                               For the            December 16,
                                              Year Ended          1998 Through
                                               June 30,             June 30,
                                                 2000                 1999
                                              -----------         -----------

NET INCREASE IN CASH                     $          293,617   $               -

CASH AT BEGINNING OF PERIOD                               -                   -
                                         ------------------   -----------------

CASH AT END OF PERIOD                    $          293,617   $               -
                                         ==================   =================

Supplemental Disclosures:

   Interest paid                         $          42,641    $          12,186
   Income taxes paid                     $               -    $               -


  The accompanying notes are an integral part of these financial statements.

                       PRESS REALTY ADVISORS CORPORATION
                       Notes to the Financial Statements
                                 June 30, 2000

NOTE 1 -  ORGANIZATION

          Press Realty Advisors Corporation, (the "Company") was incorporated under the laws of the State of Nevada, under the name "Tercero Corporation, on November 6, 1995. The Company is authorized to do any legal business activity as controlled by Nevada law. The Company originally elected the fiscal year ended on September 30, but in fiscal year 1999 elected to adopt a June 30 year end.

          The Company is engaged in the business of acquiring, developing and managing high potential real estate properties. As this process has not yet produced a reliable, long-term source of revenues, the Company intends to seek after additional capital and to form financial partners to supply the needed capital.

          On July 1, 1999, the Company (then under the name of Tercero Corporation) consummated an Agreement and Plan of Reorganization whereby the Company acquired Press Realty Advisors, LLC ("Press") in exchange for 19,200,000 restricted shares of the Company's common stock. Press was originally organized under the laws of the state of Utah on December 16, 1998. The Company then changed its name to Press Realty Advisors Corporation. Immediately prior to the Agreement and Plan of Reorganization, the Company had 19,200,000 shares of common stock issued and outstanding.

          The acquisition was accounted for as a recapitalization of Press because subsequent to the acquisition, the shareholders of Press controlled the surviving entity. Therefore, Press is treated as the acquiring entity. There was no adjustment to the carrying value of the assets or liabilities of Press in the exchange. The Company is appropriately classified as the acquiring entity for legal purposes, whereas Press is the surviving entity for accounting purposes.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The Company uses the accrual basis of accounting for financial reporting, in accordance with generally accepted accounting principles.

          a. Use of Estimates

          In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ form these estimates.

          b. Revenue Recognition

          The Company is engaged in the business of buying, developing, and selling real estate properties. The Company recognizes revenue on the sale of these properties only

                       PRESS REALTY ADVISORS CORPORATION
                       Notes to the Financial Statements
                                 June 30, 2000

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          when 100% of its obligations pertaining to the specific properties have been fulfilled, and the related contracts are satisfied in full.

          c. Statements of Cash Flows

          The Company prepares its statement of cash flows using the indirect method as defined under Financial Accounting Standards Board Statement No. 95. For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

          d. Income Taxes

          The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109. As of June 30, 2000, the Company has a net operating loss carryforward of approximately $470,000 to reduce future taxable income. To the extent not utilized, the NOL carryforward will begin to expire in fiscal year 2020. The future tax benefit of the NOL has been offset by a valuation allowance in full.

          e. Basic Loss Per Share

          Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                                                        June 30,
                                                             ---------------------------------
                                                                  2000             1999
                                                             ---------------  ----------------
          Basic loss per share:

             Numerator - net loss                            $      (420,708) $       (101,017)
             Denominator - weighted average number of
               Shares outstanding                                 24,043,060        24,000,000
                                                             ---------------  ----------------

             Loss per share                                  $         (0.02) $          (0.00)
                                                             ===============  ================

NOTE 3 -  GOING CONCERN

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not yet developed a consistent, reliable source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to continue to seek additional funding opportunities and financial arrangements in order to continue its real estate development projects.

                       PRESS REALTY ADVISORS CORPORATION
                       Notes to the Financial Statements
                                 June 30, 2000

NOTE 4 -  COMMON STOCK

          The Company has issued 24,276,000 shares of common stock for $495,500.

          The Company amended its Articles of Incorporation in 1996 to increase the authorized number of shares to 50,000,000.

NOTE 5 -  STOCK SUBSCRIPTION PAYABLE

          On October 25, 1999, the Company entered into an agreement with a related party under which the Company was to receive $75,000 funding in exchange for 450,000 restricted shares of the Company's common stock. As of June 30, 2000, the Company had received the entire $75,000 as a part of the agreement, but had not yet issued any shares of its common stock.

NOTE 6 -  RELATED PARTY TRANSACTIONS

          At June 30, 2000, the Company had four notes payable to related parties totaling $110,831. None of the notes have formal payment structures or note documents. Due to the lack of specific terms, the entire balance of each note is classified as current.

NOTE 7 -  NOTES PAYABLE

          At June 30, 2000, notes payable consisted of the following:

          Note payable to America First Credit Union bearing 11.5%
          interest, secured by land, due May 31, 2001.                              $       85,084

          Note payable to related party (Note 7) bearing 7% interest,
          unsecured, due on demand.                                                         37,000

          Note payable to Castle Funding (an equal partnership of five small
          LLC's) bearing 18% interest, secured by land, due
          October 13, 2000.                                                                140,000

          Note payable to Cornerstone Realty, bearing interest at the
          rate of prime plus 3%, secured by land, due July 1, 2001.                         66,178

          Note payable to the estate of Ed Gilmore, bearing 7.5%
          interest, secured by land, due April 27, 2001.                                   160,412

          Note payable to Home Credit Bank bearing 14% interest,
          secured by land, due February 1, 2001.                                           143,307

          Balance forward                                                           $      631,981
                                                                                    --------------

                       PRESS REALTY ADVISORS CORPORATION
                       Notes to the Financial Statements
                                 June 30, 2000

NOTE 8 -  NOTES PAYABLE (Continued)

          Balance forward                                                   $          631,981

          Note payable to related party (Note 7) bearing 8% interest,
          unsecured, due on demand.                                                     68,652

          Note payable to related party (Note 7) bearing no interest,
          unsecured, due on demand.                                                      4,965

          Note payable to related party (Note 7) bearing no interest,
          unsecured, due on demand.                                                        214
                                                                            ------------------

               Total notes payable                                                     705,812

               Less: related party payables                                            110,831
                                                                            ------------------

               Equals: total notes payable                                             594,981

               Less: current portion                                                  (594,981)
                                                                            ------------------

               Total Long-Term Debt                                         $                -
                                                                            ==================

NOTE 8 -  LAND

          At June 30, 2000, land assets consisted of the following:

          7.625 acre plot in Salt Lake City, Utah.  Lot is currently being upgraded and improved in preparation for the construction of a
          commercial building and subsequent resale.                                 $      203,073

          Plot of land in Magna, Utah.  Lot is currently in the initial stages of development, and no significant improvements have been
          made.                                                                              89,734
                                                                                     --------------

          Total Land Assets                                                          $      292,807
                                                                                     ==============

NOTE 9 -  COMMITMENTS AND CONTINGENCIES

          On June 28, 2000, the Company sold a 50% interest in one of its development properties for $1,116,000. As a part of this agreement, the buyer agreed to assume 50% of the construction loan pertaining to the development of this property. The construction loan carries a maximum balance of $1,375,000. The Company is responsible for the remaining 50% (up to $687,500) of the construction loan, and any additional costs required to complete the development of the property. The Company recognized $428,500 in deferred revenue as a result of this transaction.

                       PRESS REALTY ADVISORS CORPORATION
                       Notes to the Financial Statements
                                 June 30, 2000

NOTE 9 -  COMMITMENTS AND CONTINGENCIES (Continued)

          On June 30, 2000, the Company sold one of its development properties for $431,080. As a part of this agreement, the buyer agreed to assume the construction loan pertaining to the continuing development of the property. The construction loan carries a maximum balance of $273,881 and the Company is responsible for any and all costs to complete the development in excess of that amount.