Form 10QSB
period 2000-09-30
PRESS REALTY ADVISORS
filed 2001-02-21
CIK 1110441

 PRESS REALTY ADVISORS CORPORATION-10QSB-QUARTERLY REPORT DATE FILED 2/21/2001
 -----------------------------------------------------------------------------


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

(Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the transition period from ___________ to _________


                        Commission File Number 0-25127

                       PRESS REALTY ADVISORS CORPORATION
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          Nevada                                           95-4592066
-------------------------------                ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
Of Incorporation or organization)


               1939 South 3/rd/ West, Salt Lake City, Utah 84115
--------------------------------------------------------------------------------
                   (Address of principal executive offices)



                                 801-994-8474
                -----------------------------------------------
                          (Issuer's telephone number)


                                NOT APPLICABLE
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (Or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes _________   No    X
                                                       -------

As of September 30, 2000, the Company had 24,000,000 shares of its $.001 par value common stock issued and outstanding.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                                                                   PAGE
                                                                                   ----
Unaudited Reviewed Condensed Balance Sheet at September 30, 2000...............     2
Unaudited Reviewed Condensed Statements of Operation for the three month.......     3
    Period Ended September 30, 2000 and September 30, 1999
Unaudited Condensed Reviewed Statements of Cash Flows for the three month
    Period ended September 30, 2000............................................     4
Noted to Condensed Financial Statements........................................     5

                       PRESS REALTY ADVISORS CORPORATION
                 Consolidated Balance Sheet-September 30, 2000
                                  (Unaudited)


                                    ASSETS
                                   --------

Current Assets:
     Cash and Equivalent                                     $   70,495
                                                             ----------

               Total Current Assets                              70,495

Fixed Assets - Real Property                                    863,223
                                                             ----------

     Total Assets                                            $  933,718
                                                             ----------

                    LIABILITIES AND SHAREHOLDERS EQUITY
                  ---------------------------------------

Current Liabilities:
     Accounts Payable                                        $   83,251
     Notes Payable (Current Portion)                            682,463
     Other Current Liabilities                                   35,930
     Deferred Revenue                                           585,699
                                                             ----------

               Total Liabilities                             $1,387,343
                                                             ----------

Shareholders Equity
     Common Stock, 50,000,000 authorized $.001 par value,
     24,276 shares issued and outstanding                    $   24,276
     Additional Paid in Capital                                 (49,101)
     Stock Subscription Payable                                  85,000
     Deficit Accumulation during the development stage         (513,600)
                                                             ----------
               Total Shareholder's Equity (Deficit)          $ (453,625)
                                                             ----------

     Total Liabilities and Shareholders Equity                 $933.718
                                                             ----------

                       PRESS REALTY ADVISORS CORPORATION
                            Statement of Operations
                                  (Unaudited)


                                              THREE MONTHS ENDED
                                         SEPT. 30, 2000   SEPT. 30, 1999

Revenue                                     $     -0-        $     -0-

Gross Profit                                      -0-              -0-

Operating Expenses                            92,380           53,001
                                            --------         --------

Operating Loss                              $ 92,380         $ 53,001
                                            --------         --------

Other Income (Expense)
     Miscellaneous Income                    117,818              608
     Lease Income                             13,267
     Interest Expense                        (31,681)         (20,017)
                                            --------         --------

Total Other Income (Expense)                $ 99,404         $(19,409)
                                            --------         --------

Net Income (Loss) Before Taxes              $  7,024         $ 72,410)

     Provision for Income Tax                   (100)
                                            ________         ________

Net Income (Loss)                           $  6,924         $ 72,410
                                            --------         --------

Basic and Diluted Net
Loss Per Share                              $     -0-        $     -0-
                                            --------         --------

Average Number of Common Shares Outstanding 24,043,060
The accompanying notes are an integral part of these financial statements.

                       PRESS REALTY ADVISORS CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES

     Net Income                                       $  6,924
     Adjustments to reconcile net loss to net

Cash provided by operating activities
     (Decrease)Increase in accounts receivable          25,459
     Increase in loans receivable                      (16,870)
     (Decrease) Increase in accounts payable           (81,476)
     (Decrease) Increase in deposits                     5,000
     (Decrease) Increase in payroll liabilities         (1,422)
     Increase in deposits payable                       (1,000)
                                                      ________

Net Cash Provided (Used) by Operating Activities     ($ 61,385)
                                                      --------

CASH FLOW FROM INVESTING ACTIVITIES

     Cash distribution in acquisition                ($ 63,302)
     Cash paid to improve fixed assets               ($101,955)
                                                      --------

          Net Cash Used by Investing Activities      ($165,257)
                                                      --------

CASH FLOW PROVIDED BY INVESTING ACTIVITIES

     Cash proceeds from subscription payable            10,000
     Cash payment on notes payable-related party        16,157
     Repayment of notes payable                          7,193
                                                      --------

          Net Cash Provided by Financing Activities

                                                      ($13,350)
                                                      --------

                       PRESS REALTY ADVISORS CORPORATION
                    Notes to Unaudited Financial Statements

1. BASIS OF PRESENTATION AND ORGANIZATION

BASIS OF PRESENTATION

     The accompanying financial statements of Press Realty Advisors Corporation ("the Company") for the three months ended September 30, 2000 and September 30, 1999 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements not been audited by independent auditors, but have been reviewed by them, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading.

ORGANIZATION

The accompanying financial statement consists of Press Realty Advisors Corporation, a Nevada corporation

PRINCIPALS OF CONSOLIDATION
________________________

     Not applicable

INTERIM PERIODS
________________________

The accompanying unaudited financial statements have been prepared in accordance with the instructions of Form 10QSB, to the best of the Company's ability due to a lack of some information of the prior operations of the Company, and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of results for the future periods.

RECLASSIFICATION

Certain amounts in the previously presented financial statement have been reclassified to conform to the current period presentation.

SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental Cash Flow Information            Three Months Ending
                                                    September 30, 2000

Cash paid for:
     Interest                                             $ -0-

                       PRESS REALTY ADVISORS CORPORATION
                   (Notes to Unaudited Financial Statement)


NET INCOME (LOSS) PER SHARE

     In accordance with Statement of Financial Accounting Standards ("SFAS') No. 128, "Earnings Per Share," basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income attributable to common shareholders by the weighted average number of common and common share equivalents outstanding during the period.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In April, 1998, the American Institute of Certified Public Accounts ("AICPA") issued Statement of Position ("SOP") 98-5 entitled "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires entities to expense as incurred all start-ups that are not otherwise capitalized as long-lived. The Company had previously accepted the "SOP" as to all related costs.

STOCK OPTIONS
_____________

There are no outstanding stock Options

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company is continuing forward in the development and marketing of its real estate holding. This includes planned development of approximately 200,000 square feet of flex space in the Salt Lake City market. In addition, the Company is seeking additional land for further development near the planned development mentioned. To bring these and other developments to fruition, the Company is actively negotiating with a number of financial partnerships and investors to further develop their real estate holding.

It is also the Company's intention to create additional value by entering other profitable markets. The Company is negotiating in becoming a franchisee of a highly successful restaurant chain. The Company's intention is to build and develop the properties as well as own the restaurants. This would allow the Company to further develop its real estate holdings as well as crating additional income through the restaurant ventures.

ITEM 3. Management's Discussion and analysis of Financial Condition and Results of Operations.

The Company has been able to obtain funding for its operation through private lenders or banks. The Company and dits officers and directors have and will continue to personally guarantee the loans being sought. The Company has been able to take advantage of financing through private lenders dn banks to develop income producing properties and have been successful in selling some of the described properties listed in the Company's Annual Report.

The Company is actively negotiating with number of potential financial partners and is actively seeking investors to reduce the Company's serviceable debt and allow the purchase or development of additional income producing properties.

The Company is currently developing and marketing it's properties and has had significant interest in the projects under development. It is the Company's priority to develop, lease and or sell its properties as soon as possible in order to develop a substantial income stream.

                       PRESS REALTY ADVISORS CORPORATION
                   (Notes to Unaudited Financial Statement)

RESULTS OF OPERATIONS

1. The Company is in the completion stages in the final development, leasing and sales of a retail pad located in Toole, Utah. The retail center of 2,750 square feet is substantially complete and tenants will take occupancy in the middle of October 2000. This project has been sold and will be closed after construction is complete in the 2/nd/ quarter of 2000. The building has been sold for $431,080.

2. The Company owns a one-half interest in a 37,200 square foot office/warehouse building currently under construction located at 1490 North 2200 West, Salt Lake City, Utah. The Company will have its corporate offices located at this location upon its completion. The Salt Lake offices of NAI Commercial is marketing the property for the Company. They are extremely active in this market and are responsible for leasing over 1,000,000 square feet of similar product in the Salt Lake Valley. The property when fully leased will generate a Net Operating Income of approximately $310,000, representing a value of the total property of $3,350,000. The estimated cost to the Company is $2,445,000. Therefore, the Company's one-half interest in the project should be worth $1,675,000 with debt of $1,222,500.

3. The Company also owns 4.445 acres of land located directly east of the property described above, which front's 330 feet on I-215, a major freeway running through Salt Lake Valley. An appraisal of the property dated September 28, 1999 gives a value indication of $817,000.00, or approximately $4.22 per square foot. The Company's cost for the property was approximately $223,000. It is the Companies intention to build the same type of office/warehouse building described above. The building will be larger, approximately 59,870 square feet and when fully leased will generate a Net Operating income of $364,370, representing a total property value of

$3,900,000. The Company expect to begin development, estimated spring/summer 2000, on this site as soon as its first building is significantly leased.

4. The Company has under contract and is scheduled to close in the second quarter of 2000, a parcel of property consisting of 28.65 acres which is located at 1700 North 2200 West, Salt Lake City, Utah. The property border the 7.625 acres noted above. It is the Companies intention to build two additional office/warehouse buildings on five acres of the 28.65 acres. The amount of lease space for the two buildings would be approximately 91,000 square feet. These buildings when fully leased would generate a Net Operating income of $675,172 per year, representing a total value for the two buildings of $7,250,000. The Company intends to master plan the remaining acreage, approximately 23 acres, and either sell the proposed development or hold the land for future development by the Company.

5. The Company owns 1.82 acres of land located at 3588 South 7200 West, Salt Lake City, Utah. An appraisal of the property dated December 29, 1998 gives a value indication of $370,000.00, or $4.72 per square foot at that time. It is the intention of the Company to find a "build to suit" retail client for this parcel. The Company's cost was $90,000.00.

Revenues for the three months ended September 30, 2000 were 103,419.

RESOURCES LIQUIDITY AND CAPITAL

The Company has operated on funds generated by the sale of properties in the second quarter of 2000 ending June 30, 2000, as noted in the year-end report. The Company is currently negotiating with an investment group to secure approximately $1,000,000 of funding to further the Companies progress. The funding mentioned is scheduled to be secured by the fourth quarter of 2000, but no legal agreement has as yet been reached.

PART 11 - OTHER INFORMATION

Item 1. Legal Proceedings.

     Not Applicable

Item 2. Changes in Securities and Use of Proceeds.

     None

Item 3. Defaults Upon Senior Securities

     Inapplicable

Item 4. Submission of matters to a Vote of Security Holders

     Inapplicable

Item 5. Other Information

     Inapplicable

Item 6. Exhibits and Reports

     Reviewed Financial Statement of September 30, 2000

SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PRESS REALTY ADVISORS CORPORATION
---------------------------------

Date: February 6, 2001             By:

                                     /s/ David Murdock
                                   -----------------------------------------
                                         David Murdock,
                                   Its: Chief Executive Officer and Chairman

                       PRESS REALTY ADVISORS CORPORATION

                             FINANCIAL STATEMENTS

                     September 30, 2000 and June 30, 2000

                       PRESS REALTY ADVISORS CORPORATION
                                Balance Sheets


                                    ASSETS
                                    ------

                                          September 30,    June 30,
                                              2000          2000
                                          ------------- -------------
                                            (Unaudited)
CURRENT ASSETS

 Cash                                     $      53,625 $     293,617
 Accounts receivable                                  -        25,459
 Deposits                                             -         5,000
 Loan receivable                                 16,870             -
                                          ------------- -------------

  Total Current Assets                           70,495       324,076
                                          ------------- -------------

FIXED ASSETS

 Construction in Progress                       507,114       405,159
 Land (Note 8)                                  356,109       292,807
                                          ------------- -------------

  Total Fixed Assets                            863,223       697,966
                                          ------------- -------------

  TOTAL ASSETS                            $     933,718 $   1,022,042
                                          ============= =============

                       PRESS REALTY ADVISORS CORPORATION
                          Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                          September 30,     June 30,
                                                               2000           2000
                                                          -------------   ------------
                                                           (Unaudited)
CURRENT LIABILITIES

 Accounts payable                                         $      83,251   $    164,727
 Notes payable (Note 7)                                         587,789        594,981
 Notes payable - related parties (Note 6)                        94,674        110,831
 Payroll liabilities                                             13,430         14,852
 Deposits payable                                                10,587          9,588
 Tax penalties payable                                           11,913         11,913
 Deferred revenue                                               585,699        585,699
                                                          -------------   ------------

  Total Current Liabilities                                   1,387,343      1,492,591
                                                          -------------   ------------

  Total Liabilities                                           1,387,343      1,492,591
                                                          -------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.001 par value; 50,000,000 shares
  authorized, 24,276,000 shares issued and outstanding           24,276         24,276
 Additional paid-in capital                                     (49,101)       (49,101)
 Stock subscription payable (Note 5)                             85,000         75,000
 Retained earnings                                             (513,600)      (520,724)
                                                          -------------   ------------

  Total Stockholders' Equity (Deficit)                         (453,625)      (470,549)
                                                          -------------   ------------

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                       $     933,718   $  1,022,042
                                                          =============   ============

                       PRESS REALTY ADVISORS CORPORATION
                           Statements of Operations
                                  (Unaudited)

                                                   For the
                                             Three Months Ended
                                                September 30,
                                         -------------------------
                                             2000          1999
                                         -----------   -----------

REVENUES

 Net sales                               $         -   $
 Cost of goods sold                                -
                                         -----------   -----------

  Gross Profit                                     -
                                         -----------   -----------
EXPENSES

 Loan closing and origination                      -        29,122
 Commissions                                   8,815             -
 General and administrative                   78,974        23,879
 Payroll and payroll tax expense               4,591             -
                                         -----------   -----------

  Total Expenses                              92,380        53,001
                                         -----------   -----------

INCOME FROM OPERATIONS                       (92,380)      (53,001)
                                         -----------   -----------

OTHER INCOME (EXPENSES)

 Miscellaneous income                        117,818           608
 Gain on sale of asset                             -             -
 Lease income                                 13,267             -
 Interest expense                            (31,681)      (20,017)
                                         -----------   -----------

  Total Other Expenses                        99,404       (19,409)
                                         -----------   -----------

NET INCOME (LOSS) BEFORE INCOME TAXES          7,024       (72,410)
                                         -----------   -----------

PROVISION FOR INCOME TAXES                       100             -
                                         -----------   -----------

NET INCOME (LOSS)                        $     6,924   $   (72,410)
                                         ===========   ===========

BASIC EARNINGS (LOSS) PER SHARE          $      0.00   $     (0.00)
                                         ===========   ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                       24,043,060    24,000,000
                                         ===========   ===========

                       PRESS REALTY ADVISORS CORPORATION
                 Statements of Stockholders' Equity (Deficit)

                                          Common Stock        Additional       Stock
                                     -----------------------   Paid-in     Subscription    Accumulated
                                         Shares    Amount      Capital        Payable        Deficit
                                     ------------  --------- -----------   ------------    ------------
Balance at inception on
 December 16, 1998                              -  $       -  $         -    $        -   $           -

Common stock issued for initial
 capitalization                        19,200,000     19,200      (18,200)            -               -

Net loss for the year ended
 June 30, 1999                                  -          -            -             -        (101,016)
                                     ------------  --------- ------------  ------------    ------------

Balance, June 30, 1999                 19,200,000     19,200      (18,200)            -        (101,016)

Recapitalization                        4,800,000      4,800      (58,625)            -               -

Common stock issued in lieu of
 debt                                      26,000         26       12,974             -               -

Common stock issued for services
 rendered                                 250,000        250       14,750             -               -

Stock subscription payable                      -          -            -        75,000               -

Net loss for the year ended
 June 30, 2000                                  -          -            -             -        (420,708)
                                     ------------  --------- ------------  ------------    ------------

Balance, June 30, 2000                 24,276,000     24,276      (49,101)       75,000        (520,724)

Stock subscription payable
 (unaudited)                                    -          -            -        10,000               -

Net income for the three months
 ended September 30, 2000
 (unaudited)                                    -          -            -             -           6,924
                                     ------------  --------- ------------  ------------    ------------

Balance, September 30, 2000
 (unaudited)                           24,276,000  $  24,276 $    (49,101) $     85,000    $   (513,600)
                                     ============  ========= ============  ============    ============

                       PRESS REALTY ADVISORS CORPORATION
                            Statements of Cash Flows
                                  (Unaudited)


                                                                          For the
                                                                     Three Months Ended
                                                                       September 30,
                                                                   ----------------------
                                                                        2000        1999
                                                                   ---------    ---------
CASH FLOW FROM OPERATING ACTIVITIES

 Net income                                                        $   6,924    $ (72,410)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
  Common stock issued for services rendered                                -            -
 Adjustments to reconcile net loss to net cash used
  by operating activities:
  (Decrease) increase in accounts receivable                          25,459            -
  Increase in loans receivable                                       (16,870)           -
  (Decrease) increase in accounts payable                            (81,476)           -
  Increase in cash overdraft                                               -        1,375
  Increase in accrued interest                                             -       14,237
  (Decrease) increase in deposits                                      5,000            -
  (Decrease) increase in payroll liabilities                          (1,422)      10,713
  Increase in deferred revenue                                             -            -
  Increase in deposits payable                                         1,000            -
  Increase in taxes payable                                                -      (10,584)
                                                                   ---------    ---------

   Net Cash Provided (Used) by Operating Activities                  (61,385)     (56,669)
                                                                   ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES

 Cash paid for land                                                        -     (128,378)
 Cash paid for fixed assets                                                -            -
 Cash distribution in acquisition                                    (63,302)           -
 Cash paid to improve fixed assets                                  (101,955)           -
 Cash from sale of land                                                    -            -
                                                                   ---------    ---------

   Net Cash Used by Investing Activities                            (165,257)    (128,378)
                                                                   ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES

 Cash proceeds from notes payable                                          -      175,103
 Cash proceeds from subscription payable                              10,000            -
 Cash proceeds from notes payable - related party                          -       18,719
 Cash payment on notes payable - related party                       (16,157)           -
 Repayment of notes payable                                           (7,193)      (8,775)
                                                                   ---------    ---------

   Net Cash Provided by Financing Activities                       $ (13,350)   $ 185,047
                                                                   ---------    ---------

                       PRESS REALTY ADVISORS CORPORATION
                      Statements of Cash Flows (Continued)
                                  (Unaudited)

                                             For the
                                       Three Months Ended
                                          September 30,
                                       ---------------------
                                           2000     1999
                                       ---------  ----------

NET DECREASE IN CASH                   $(239,992)  $       -

CASH AT BEGINNING OF PERIOD              293,617           -
                                       ---------   ---------

CASH AT END OF PERIOD                  $  53,625   $       -
                                       =========   =========

Supplemental Disclosures:

 Interest paid                         $  42,641   $       -
 Income taxes paid                     $       -   $       -

                       PRESS REALTY ADVISORS CORPORATION
                       Notes to the Financial Statements
                      September 30, 2000 and June 30, 2000


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

                       PRESS REALTY ADVISORS CORPORATION
                       Notes to the Financial Statements
                      September 30, 2000 and June 30, 2000


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

       e.  Basic Earnings (Loss) Per Share

       Basic earnings (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                                                For the
                                                          Three Months Ended
                                                             September 30,
                                                       -------------------------
                                                              2000         1999
                                                       -----------  -----------

       Basic loss per share:

           Numerator - net income (loss)               $     7,024  $   (72,410)
           Denominator - weighted average number of
             Shares outstanding                         24,043,060   24,000,000
                                                       -----------  -----------

           Earnings (loss) per share                   $      0.00  $     (0.00)
                                                       ===========  ===========
NOTE 3 -  GOING CONCERN

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

                       PRESS REALTY ADVISORS CORPORATION
                       Notes to the Financial Statements
                      September 30, 2000 and June 30, 2000

NOTE 4 -  COMMON STOCK

          The Company has issued 24,276,000 shares of common stock for $495,500.

          The Company amended its Articles of Incorporation in 1996 to increase the authorized number of shares to 50,000,000.

NOTE 5 -  STOCK SUBSCRIPTION PAYABLE

          On October 25, 1999, the Company entered into an agreement with a related party under which the Company was to receive $75,000 funding in exchange for 450,000 restricted shares of the Company's common stock. As of June 30, 2000, the Company had received the entire $75,000 as a part of the agreement, but had not yet issued any shares of its common stock under this arangement. On July 7, 2000, the Company received $10,000 funding in exchange for 62,500 restricted shares of common stock. As of September 30, 2000, the Company had not received the $10,000 nor issued any shares of common stock.

NOTE 6 -  RELATED PARTY TRANSACTIONS

          At June 30, 2000 and September 30, 2000, the Company had four notes payable to related parties totaling $110,831 and $94,674, respectively. None of the notes have formal payment structures or note documents. Due to the lack of specific terms, the entire balance of each note is classified as current.

NOTE 7 -  NOTES PAYABLE

          Notes payable consisted of the following:

                                                                      September 30,    June 30,
                                                                           2000          2000
                                                                      ------------    ---------
          Note payable to America First Credit Union bearing
           11.5% interest, secured by land, due May 31, 2001.         $  87,656       $  85,084

          Note payable to related party (Note 7) bearing 7%
           interest, unsecured, due on demand.                           37,000          37,000

          Note payable to Castle Funding (an equal partnership
           of five small LLC's) bearing 18% interest, secured
           by land, due October 13, 2000.                               140,000         140,000

          Note payable to Cornerstone Realty, bearing interest
           at the rate of prime plus 3%, secured by land, due
           July 1, 2001.                                                 67,633          66,178

          Note payable to the estate of Ed Gilmore, bearing
           7.5% interest, secured by land, due April 27, 2001.          157,500         160,412

          Note payable to Home Credit Bank bearing 14%
           interest, secured by land, due February 1, 2001.             135,000         143,307
                                                                      ---------       ---------

          Balance forward                                             $ 624,789       $ 631,981
                                                                      ---------       ---------

                       PRESS REALTY ADVISORS CORPORATION
                       Notes to the Financial Statements
                      September 30, 2000 and June 30, 2000


NOTE 7 -  NOTES PAYABLE (Continued)

                                                                        September 30,      June 30,
                                                                            2000             2000
                                                                        -------------    ----------
          Balance forward                                               $  624,789       $  631,981

          Note payable to related party (Note 7) bearing 8%
           interest, unsecured, due on demand.                              57,674           68,652

          Note payable to related party (Note 7) bearing no
           interest, unsecured, due on demand.                                   -            4,965

          Note payable to related party (Note 7) bearing no
           interest, unsecured, due on demand.                                   -              214
                                                                        ----------       ----------

                 Total notes payable                                       682,463          705,812

                 Less: related party payables                               94,674          110,831
                                                                        ----------       ----------

                 Equals: total notes payable                               587,789          594,981

                 Less: current portion                                    (587,789)        (594,981)
                                                                        ----------       ----------

                 Total Long-Term Debt                                   $        -       $        -
                                                                        ==========       ==========

NOTE 8 -  LAND

          Land assets consisted of the following:

                                                                        September 30,      June 30,
                                                                           2000              2000
                                                                        ------------     ----------
          7.625 acre plot in Salt Lake City, Utah.  Lot is
          currently being upgraded and improved in
          preparation for the construction of a commercial
          building and subsequent resale.                               $    203,073     $  203,073

          28 acre plot in Salt Lake City, Utah.  Cumulative
          costs of acquisition in progress of 28 acre plot
          in Salt Lake City, Utah.                                            63,302              -

          Plot of land in Magna, Utah.  Lot is currently in
          the initial stages of development, and no significant
          improvements have been made.                                        89,734         89,734
                                                                        ------------     ----------

          Total Land Assets                                             $    356,109     $  292,807
                                                                        ============     ==========

                       PRESS REALTY ADVISORS CORPORATION
                       Notes to the Financial Statements
                      September 30, 2000 and June 30, 2000


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

NOTE 10 - TAXES ON INCOME

          For the periods ended September 30, 2000 and 1999, the provision for federal and state income taxes consisted of the following:


                                                            2000     1999
                                                          -------   ------

          Current:
            Federal                                       $     -   $    -
            State                                             100        -
          Deferred:
            Federal                                             -        -
            State                                               -        -
                                                          -------   ------

                                                          $   100   $    -
                                                          =======   ======

          A reconciliation of income taxes at the federal statutory rate to the effective tax rate is as follows:
                                                            2000     1999
                                                          -------   ------

          Net operating losses                            $(2,390)  $    -
          Income taxes computed at the federal
           statutory rate                                   2,390        -
          State income taxes, net of federal benefit          100        -
          Other, net                                            -        -
                                                          -------   ------

          Taxes on income                                 $   100   $    -
                                                          =======   ======

                       PRESS REALTY ADVISORS CORPORATION
                       Notes to the Financial Statements
                      September 30, 2000 and June 30, 2000


NOTE 11 - TAXES ON INCOME (Continued)

          The types of temporary differences between the tax basis of assets and liabilities that give rise to a significant portion of the deferred tax asset and their approximate tax effect are as follows:

                                                September 30,
                                             --------------------
                                                 2000       1999
                                             --------   ---------

           Deferred tax asset:
              Net operating losses           $ 70,020   $ 72,410
              Valuation allowance             (70,020)   (72,410)
                                             --------   --------

                                             $      -   $      -
                                             ========   ========

          The Company recorded a valuation allowance of $72,410 during 1999 because the Company determined there was a less than fifty percent chance the net operating loss would be used. The net change in the valuation allowance decreased $2,390 during the interim period ending September 30, 2000.