Form 10QSB
period 2000-12-31
PRESS REALTY ADVISORS
filed 2001-02-21
CIK 1110441

 PRESS REALTY ADVISORS CORPORATION-10QSB-QUARTERLY REPORT DATE FILED 2/21/2001
 -----------------------------------------------------------------------------



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

(Mark One)

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 2000

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

             For the transition period from ____________ to ___________


                        Commission File Number 0-25127

                      PRESS REALTY ADVISORS CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            Nevada                                              95-4592066
---------------------------------                          -------------------
  (State or other jurisdiction                                (IRS Employer
Of Incorporation or organization)                          Identification No.)


         1939 South 3/rd/ West, Suite 103, Salt Lake City, Utah 84115
         ------------------------------------------------------------
                   (Address of principal executive offices)


                                 801-994-8474
                          ---------------------------
                          (Issuer's telephone number)

                                NOT APPLICABLE
            -------------------------------------------------------
            (Former name, former address and former fiscal year, if
                          changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (Or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes _____    No      X
                                                                     -----

As of December 31, 2000, the Company had 24,276,000 shares of its $.001 par value common stock issued and outstanding.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                                                                                           PAGE
Unaudited Reviewed Condensed Balance Sheet at December 31, 2000........................................       2
Unaudited Reviewed Condensed Statements of Operation for the three month...............................       3
     Period Ended December 31, 2000 and December 31, 1999 Unaudited Condensed
Reviewed Statements of Cash Flows for the three month
     Period ended December 31, 2000....................................................................       4
Noted to Condensed Financial Statements................................................................       5

                       PRESS REALTY ADVISORS CORPORATION
                 Consolidated Balance Sheet-September 30, 2000
                                  (Unaudited)


                                    ASSETS
                                    ------

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
                                                                    ----------

                  LIABILITIES AND SHAREHOLDERS EQUITY
                  -----------------------------------

Current Liabilities:
         Accounts Payable                                           $   83,251
         Notes Payable (Current Portion)                               682,463
         Other Current Liabilities                                      35,930
         Deferred Revenue                                              585,699
                                                                    ----------

                Total Liabilities                                   $1,387,343
                                                                    ----------

Shareholders Equity

         Common Stock, 50,000,000 authorized $.001 par value,
         24,276 shares issued and outstanding                       $   24,276
         Additional Paid in Capital                                    (49,101)
         Stock Subscription Payable                                     85,000
         Deficit Accumulation during the development stage            (513,600)
                                                                    ----------
                Total Shareholder's Equity (Deficit)                $( 453,625)
                                                                    ----------

         Total Liabilities and Shareholders Equity                  $  933.718
                                                                    ----------

                       PRESS REALTY ADVISORS CORPORATION
                            Statement of Operations
                                  (Unaudited)


                                            Three months ended
                                    Sept. 30, 2000    Sept. 30, 1999

Revenue                                $     -0-         $     -0-

Gross Profit                                  0-               -0-

Operating Expenses                        92,380           53,001
                                       ---------         --------

Operating Loss                         $  92,380         $ 53,001
                                       ---------         --------

Other Income (Expense)
         Miscellaneous Income            117,818              608
         Lease Income                     13,267
         Interest Expense                (31,681)         (20,017)
                                       ---------         --------

Total Other Income (Expense)           $  99,404         $(19,409)
                                       ---------         --------

Net Income (Loss) Before Taxes         $   7,024         $ 72,410)

         Provision for Income Tax           (100)
                                       ---------         --------

Net Income (Loss)                      $   6,924         $ 72,410
                                       ---------         --------

Basic and Diluted Net

Loss Per Share                         $      -0-        $     -0-
                                       ---------         --------

Average Number of Common Shares Outstanding 24,043,060
The accompanying notes are an integral part of these financial statements.

                       PRESS REALTY ADVISORS CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

Cash Flow From Operating Activities

         Net Income                                                $   6,924
         Adjustments to reconcile net loss to net

Cash provided by operating activities
         (Decrease)Increase in accounts receivable                    25,459
         Increase in loans receivable                                (16,870)
         (Decrease) Increase in accounts payable                     (81,476)
         (Decrease) Increase in deposits                               5,000
         (Decrease) Increase in payroll liabilities                   (1,422)
         Increase in deposits payable                                 (1,000)

                                                                   ---------

Net Cash Provided (Used) by Operating Activities                    ($61,385)

CASH FLOW FROM INVESTING ACTIVITIES

         Cash distribution in acquisition                           ($63,302)
         Cash paid to improve fixed assets                         ($101,955)
                                                                   ---------

                  Net Cash Used by Investing Activities            ($165,257)
                                                                   ---------

CASH FLOW PROVIDED BY INVESTING ACTIVITIES

         Cash proceeds from subscription payable                      10,000
         Cash payment on notes payable-related party                  16,157
         Repayment of notes payable                                    7,193
                                                                   ---------

                  Net Cash Provided by Financing Activities         ($13,350)
                                                                   ---------

                       PRESS REALTY ADVISORS CORPORATION
                    Notes to Unaudited Financial Statements

1. BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation

     The accompanying financial statements of Press Realty Advisors Corporation ("the Company") for the three months ended December 31, 2000 and December 31, 1999 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements not been audited by independent auditors, but have been reviewed by them, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

Organization

The accompanying financial statement consists of Press Realty Advisors Corporation, a Nevada corporation

Principals of Consolidation
---------------------------

         Not applicable

Interim Periods
---------------

The accompanying unaudited financial statements have been prepared in accordance with the instructions of Form 10QSB, to the best of the Company's ability due to a lack of some information of the prior operations of the Company, and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2000 are not necessarily indicative of results for the future periods.

RECLASSIFICATION

Certain amounts in the previously presented financial statement have been reclassified to conform to the current period presentation.

SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental Cash Flow Information               Three Months Ending
                                                            December 31, 2000

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

STOCK OPTIONS
-------------

There are no outstanding stock Options

ITEM 2.  Managements Discussion and Analysis or Plan of Operation

The Company is continuing forward in the development and marketing of its real estate holdings. This includes planned development of approximately 200,000 square feet of flex space in the Salt Lake City market. In addition, the Company has purchased additional land for further development near the planned development mentioned. To bring these and other developments to fruition, the Company is actively negotiating with a number of financial partnerships and investors to further develop their real estate holdings.

It is also the Company's intention to create additional value by entering other profitable markets. The Company is negotiating in becoming a franchisee of a highly successful restaurant chain. The Company's intention is to build and develop the properties as well as own the restaurants. This would allow the Company to further develop its real estate holdings as well as creating additional income through the restaurant ventures.

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

                       PRESS REALTY ADVISORS CORPORATION
                   (Notes to Unaudited Financial Statement)

Results of Operations

1. The Company owns a one-half interest in a 51,200 square foot office/warehouse building currently under construction located at 1490 North 2200 West, Salt Lake City, Utah. The Company will have its corporate offices located at this location upon its completion. The Salt Lake offices of NAI Commercial is marketing the property for the Company. They are extremely active in this market and are responsible for leasing over 1,000,000 square feet of similar product in the Salt Lake Valley. The property when fully leased will generate a Net Operating Income of approximately $310,000, representing a value of the total property of $3,350,000. The estimated cost to the Company is $2,445,000. Therefore, the Company's one-half interest in the project should be worth $1,675,000 with debt of $1,222,500.

2. The Company also owns 4.445 acres of land located directly east of the property described above, which front's 330 feet on I-215, a major freeway running through Salt Lake Valley. An appraisal of the property dated September 28, 1999 gives a value indication of $817,000.00, or approximately $4.22 per square foot. The Company's cost for the property was approximately $223,000. It is the Companies intention to build the same type of office/warehouse building described above. The building will be larger, approximately 59,870 square feet and when fully leased will generate a Net Operating income of $364,370, representing a total property value of $3,900,000. The Company expects to begin development, estimated spring/summer 2000, on this site as soon as its first building is significantly leased.

4. The Company has successfully purchased, a parcel of property consisting of
28.65 acres, which is located at 1700 North 2200 West, Salt Lake City, Utah. The property borders the 7.625 acres noted above. It is the Companies intention to build two additional office/warehouse buildings on five acres of the 28.65 acres. The amount of lease space for the two buildings would be approximately 91,000 square feet. These buildings when fully leased would generate a Net operating income of $675,172 per year, representing a total value for the two buildings of $7,250,000. The Company intends to master plan the remaining acreage, approximately 23 acres, and either sell the proposed development or hold the land for future development by the Company. The Company is also actively pursuing "build to suit" opportunities which it may include in the total development of the above described acreage.

5. The Company owns 1.82 acres of land located at 3588 South 7200 West, Salt Lake City, Utah. An appraisal of the property dated December 29, 1998 gives a value indication of $370,000 or $4.72 per square foot at that time. It is the intention of the Company to find a "build to suit" retail client for this parcel. The Company's cost was $90,000.

Resources Liquidity and Capital

The Company has operated on funds generated by the sale of properties in the second quarter of 2000 ending June 30, 2000, as noted in the year-end report, as well as, compensation for overhead expenses occurred during the development of the West Point Business Center.

In addition, the Company has successfully negotiated and secured a $1,000,000 (One Million Dollar) investment note payable in monthly installments of $33,230 from Corporate Ventures L.L.C. located in Nuevo, California. The company is current in the receipt of all payments due in the note described. Terms and conditions of the note are found in the Companies reviewed financial statements.

PART 11 - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not Applicable

Item 2.  Changes in Securities and Use of Proceeds.

         None

Item 3.  Defaults Upon Senior Securities

         Inapplicable

Item 4.  Submission of matters to a Vote of Security Holders

         Inapplicable

Item 5.  Other Information

         Inapplicable

Item 6.  Exhibits and Reports

         Reviewed Financial Statement of December 31, 2000

SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PRESS REALTY ADVISORS CORPORATION
---------------------------------


Date: February 6, 2001               By:


                                             /s/ David Murdock
                                     --------------------------------
                                                 David Murdock,
                                     Its: Chief Executive Officer and Chairman

                        PRESS REALTY ADVISORS CORPORATION
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                                 December 31,        June 30,
                                                                    2000               2000
                                                           ------------------  ------------------
                                                               (Unaudited)
CURRENT ASSETS

   Cash                                                    $           53,348  $          293,617
   Accounts receivable                                                 25,136              25,459
   Deposits                                                                 -               5,000
   Loans receivable                                                    18,131                   -
   Prepaid interest                                                    12,611                   -
                                                           ------------------  ------------------
     Total Current Assets                                             109,226             324,076
                                                           ------------------  ------------------
FIXED ASSETS

   Construction in Progress                                           421,560             405,159
   Land (Note 8)                                                    2,945,434             292,807
                                                           ------------------  ------------------
     Total Fixed Assets                                             3,366,994             697,966
                                                           ------------------  ------------------
     TOTAL ASSETS                                          $        3,476,220  $        1,022,042
                                                           ==================  ==================

                        PRESS REALTY ADVISORS CORPORATION
                           Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                               December 31,           June 30,
                                                                                   2000                 2000
                                                                            ------------------  ------------------
                                                                                (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                                        $            89,707  $          164,727
   Notes payable (Note 7)                                                              613,346             594,981
   Notes payable - related parties (Note 6)                                             53,726             110,831
   Payroll liabilities                                                                  20,982              14,852
   Deposits payable                                                                     10,588               9,588
   Tax penalties payable                                                                   872              11,913
   Deferred revenue                                                                    430,094             585,699
   Accrued interest                                                                     64,999                 -
                                                                            ------------------  ------------------
     Total Current Liabilities                                                       1,284,314           1,492,591
                                                                            ------------------  ------------------
LONG-TERM DEBT

   Notes payable (Note 7)                                                            2,744,422                 -
                                                                             ------------------  ------------------
     Total Long-Term Debt                                                            2,744,422                 -
                                                                             ------------------  ------------------
     Total Liabilities                                                               4,028,737           1,492,591
                                                                             ------------------  ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value; 50,000,000 shares
    authorized, 24,276,000 shares issued and outstanding                                24,276              24,276
   Additional paid-in capital                                                          (49,101)            (49,101)
   Stock subscribed (Note 5)                                                         1,085,000              75,000
   Stock subscription receivable (Note 5)                                             (936,961)                -
   Accumulated deficit                                                                (675,731)           (520,724)
                                                                            ------------------  ------------------
     Total Stockholders' Equity (Deficit)                                             (552,517)           (470,549)
                                                                            ------------------  ------------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                      $        3,476,220  $        1,022,042
                                                                            ==================  ==================

                       PRESS REALTY ADVISORS CORPORATION
                           Statements of Operations
                                  (Unaudited)

                                                        For the                              For the
                                                   Six Months Ended                    Three Months Ended
                                                     December 31,                           December 31,
                                         -------------------------------------   -------------------------------------
                                                2000              1999                 2000               1999
                                         ------------------  -----------------   -----------------  ------------------
REVENUES

    Net sales                            $          431,080  $            -      $         431,080  $             -
    Cost of goods sold                             (424,326)              -               (424,326)               -
                                         ------------------  -----------------   -----------------  ------------------
       Gross Profit                                   6,754               -                  6,754                -
                                         ------------------  -----------------   -----------------  ------------------
EXPENSES

    Loan closing and origination                     17,885             29,122              17,885                -
    Commissions                                      53,675             12,659              44,860              12,659
    General and administrative                       73,309             62,891              49,758              39,012
    Payroll and payroll tax expense                 110,214                -                50,200                -
                                         ------------------  -----------------   -----------------  ------------------
       Total Expenses                               255,083            104,672             162,703              51,671
                                         ------------------  -----------------   -----------------  ------------------
LOSS FROM OPERATIONS                               (248,329)          (104,672)           (155,949)            (51,671)
                                         ------------------  -----------------   -----------------  ------------------
OTHER INCOME (EXPENSES)

    Interest income                                  11,393                -                11,393                -
    Miscellaneous income                            122,342                608               4,524                -
    Lease income                                     39,569                -                26,302                -
    Interest expense                                (79,882)           (50,802)            (48,201)            (30,785)
                                         ------------------  -----------------   -----------------  ------------------
       Total Other Income (Expenses)                 93,422            (50,194)             (5,982)            (30,785)
                                         ------------------  -----------------   -----------------  ------------------
NET (LOSS) BEFORE INCOME
 TAXES                                             (154,907)          (154,866)           (161,931)            (82,456)
                                         ------------------  -----------------   -----------------  ------------------
PROVISION FOR INCOME TAXES                              100                -                   -                  -
                                         ------------------  -----------------   -----------------  ------------------
NET (LOSS)                               $         (155,007) $        (154,866)  $        (161,931) $          (82,456)
                                         ==================  =================   =================  ==================
BASIC (LOSS) PER SHARE                   $            (0.01) $           (0.01)  $           (0.01) $            (0.00)
                                         ==================  =================   =================  ==================
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                           24,043,060         24,000,000          24,043,060          24,000,000
                                         ==================  =================   =================  ==================

                       PRESS REALTY ADVISORS CORPORATION
                 Statements of Stockholders' Equity (Deficit)

                                                                        Additional                      Stock
                                                Common Stock             Paid-in         Stock       Subscription    Accumulated
                                            --------------------
                                            Shares        Amount         Capital       Subscribed     Receivable       Deficit
                                            ------        ------        ----------     ----------    ------------    -----------
Balance at inception on
 December 16, 1998                                 -     $      -       $       -     $        -      $       -       $       -

Common stock issued for initial
 capitalization                           19,200,000       19,200         (18,200)             -              -               -

Net loss for the year ended
 June 30, 1999                                     -            -               -              -              -        (100,016)
                                          ----------     --------       ---------     ----------      ---------       ---------

Balance, June 30, 1999                    19,200,000       19,200         (18,200)             -              -        (100,016)

Recapitalization                           4,800,000        4,800         (58,625)             -              -               -

Common stock issued in lieu of
 debt                                         26,000           26          12,974              -              -               -

Common stock issued for services
 rendered                                    250,000          250          14,750              -              -               -

Stock subscribed                                   -            -               -         75,000              -               -

Net loss for the year ended
 June 30, 2000                                     -            -               -              -              -        (420,708)
                                          ----------     --------       ---------     ----------      ---------       ---------
Balance, June 30, 2000                    24,276,000       24,276         (49,101)        75,000              -        (520,724)

Stock subscribed (unaudited)                       -            -               -         10,000              -               -

Stock subscribed/receivable
 (unaudited)                                       -            -               -      1,000,000     (1,000,000)              -

Receipt of stock subscription
 receivable (unaudited)                            -            -               -              -         63,039               -

Net loss for the six months
 ended December 31, 2000
 (unaudited)                                       -            -               -              -              -        (155,007)
                                          ----------     --------       ---------     ----------      ---------       ---------
Balance, December 31, 2000
 (unaudited)                              24,276,000     $ 24,276       $ (49,101)    $1,085,000      $(936,961)      $(675,731)
                                          ==========     ========       =========     ==========      =========       =========

                       PRESS REALTY ADVISORS CORPORATION
                           Statements of Cash Flows
                                  (Unaudited)

                                                                          For the                            For the
                                                                      Six Months Ended                  Three Months Ended
                                                                        December 31,                       December 31,
                                                              ---------------------------------  ---------------------------------
                                                                   2000              1999             2000              1999
                                                              ---------------   ---------------  ---------------   ---------------
CASH FLOW FROM OPERATING ACTIVITIES

   Net loss                                                   $      (155,007)  $      (154,866) $      (161,931)  $       (82,456)
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                           323            (1,500)         (25,136)           (1,500)
     (Increase) in loans receivable                                   (18,131)           11,194           (1,261)           11,194
     (Increase) in prepaid interest                                   (12,611)                -          (12,611)                -
     (Decrease) increase in accounts payable                          (75,020)                -            6,456                 -
     Decrease in deposits                                               5,000             6,554                -             6,554
     Increase in accrued interest                                      64,999            16,533           64,999             2,300
     (Decrease) increase in payroll liabilities                         6,130            10,713            7,552          (310,129)
     Increase (decrease) in deferred revenue                         (155,605)                -         (155,605)              128
     Increase in deposits payable                                       1,000                 -                -                 -
     Increase (decrease) in taxes payable                             (11,041)          (10,584)         (11,041)                -
                                                              ---------------   ---------------  ---------------   ---------------

       Net Cash (Used) by Operating Activities                       (349,963)         (121,956)        (288,578)         (373,909)
                                                              ---------------   ---------------  ---------------   ---------------

CASH FLOW FROM INVESTING ACTIVITIES

   Construction in progress                                           (16,401)         (332,909)         (16,401)         (332,913)
   Cash paid for land development                                    (288,084)         (128,378)        (288,084)                -
   Cash distribution in acquisition                                   (63,302)                -                -                 -
   Cash paid to improve fixed assets                                 (101,955)                -                -                 -
                                                              ---------------   ---------------  ---------------   ---------------

       Net Cash (Used) by Investing Activities                       (469,742)         (461,287)        (304,485)         (332,913)
                                                              ---------------   ---------------  ---------------   ---------------

CASH FLOW FROM FINANCING ACTIVITIES

   Additional paid-in capital                                               -            38,000                -            37,000
   Cash proceeds from notes payable                                   796,138           523,177          796,138           685,919
   Cash proceeds from stock subscriptions                              73,039                 -           63,039                 -
   Cash proceeds from notes payable - related party                         -                 -                -                 -
   Cash payment on notes payable - related party                      (57,105)           42,551          (40,948)           (3,012)
   Repayment of notes payable                                        (232,636)           (8,775)        (225,443)                -
                                                              ---------------   ---------------  ---------------   ---------------

       Net Cash Provided by Financing Activities                      579,436           594,953          592,786           719,907
                                                              ---------------   ---------------  ---------------   ---------------

NET DECREASE IN CASH                                                 (240,269)           11,710             (277)           13,085

CASH AT BEGINNING OF PERIOD                                           293,617                 -           53,625            (1,375)
                                                              ---------------   ---------------  ---------------   ---------------

CASH AT END OF PERIOD                                         $        53,348   $        11,710  $        53,348   $        11,710
                                                              ===============   ===============  ===============   ===============

Supplemental Disclosures:

   Interest paid                                              $        79,882   $             -  $        37,241   $             -
   Income taxes paid                                          $             -   $             -  $             -   $             -

                       PRESS REALTY ADVISORS CORPORATION
                       Notes to the Financial Statements
                      December 31, 2000 and June 30, 2000

NOTE 1 -  ORGANIZATION

          Press Realty Advisors Corporation, (the "Company") was incorporated under the laws of the State of Nevada, under the name Tercero Corporation, on November 6, 1995. The Company is authorized to do any legal business activity as controlled by Nevada law. The Company originally elected the fiscal year ended on September 30, but in fiscal year 1999 elected to adopt a June 30 year end.

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

          b. Revenue Recognition

          The Company is engaged in the business of acquiring, developing and managing high potential real estate properties. The Company recognizes revenue on the sale of these properties only when 100% of its obligations pertaining to the specific properties have been fulfilled, and the related contracts are satisfied in full.

                       PRESS REALTY ADVISORS CORPORATION
                       Notes to the Financial Statements
                      December 31, 2000 and June 30, 2000

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

                                                         For the                             For the
                                                     Six Months Ended                   Three Months Ended
                                                       December 31,                        December 31,
                                              --------------------------------   ---------------------------------
                                                   2000             1999              2000              1999
                                              ---------------  ---------------   ---------------  ----------------
              Basic loss per share:

                 Numerator - net income
                   (loss)                     $      (155,007) $      (154,866)  $      (161,931) $        (82,456)
                 Denominator - weighted
                   average number of
                   shares outstanding              24,043,060       24,000,000        24,043,060        24,000,000
                                             ----------------  ---------------   ---------------  ----------------

                 Earnings (loss) per
                   share                     $          (0.01) $         (0.01)  $         (0.01) $          (0.00)
                                             ================  ===============   ===============  ================

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

                       PRESS REALTY ADVISORS CORPORATION
                       Notes to the Financial Statements
                      December 31, 2000 and June 30, 2000

NOTE 4 -  COMMON STOCK

          The Company amended its Articles of Incorporation in 1996 to increase the authorized number of shares to 50,000,000.

NOTE 5 -  STOCK SUBSCRIBED/RECEIVABLE

          On October 25, 1999, the Company entered into an agreement with a related party under which the Company was to receive $75,000 funding in exchange for 450,000 restricted shares of the Company's common stock. As of June 30, 2000, the Company had received the entire $75,000 as a part of the agreement, but had not yet issued any shares of its common stock under this arrangement. On July 7, 2000, the Company received $10,000 funding in exchange for 62,500 restricted shares of common stock. As of December 31, 2000, the Company had not issued these shares of common stock. On November 13, 2000, the Company entered into an agreement whereby the Company would receive $1,000,000 plus 8% interest payable to the Company at $33,215 per month. As funds are received, common stock will be issued at a rate of one share for every $0.20 received. Upon receiving the entire $1,000,000 (plus interest), the Company will issue a total of 5,000,000 shares. As of December 31, 2000, $63,039 had been received under the promissory note, however, none of the shares of stock had been issued.

NOTE 6 -  RELATED PARTY TRANSACTIONS

          At June 30, 2000 and December 31, 2000, the Company had four notes payable to related parties totaling $110,831 and $53,726, respectively. None of the notes have formal payment structures or note documents. Due to the lack of specific terms, the entire balance of each note is classified as current.

NOTE 7 -  NOTES PAYABLE

          Notes payable consisted of the following:

                                                                                  December 31,         June 30,
                                                                                      2000               2000
                                                                                  -------------      -------------
                                                                                   (Unaudited)
              Note payable to America First Credit Union bearing
               11.5% interest, secured by land, due May 31, 2001.                 $           -      $      85,084

              Note payable to related party (Note 7) bearing 7%
               interest, unsecured, due on demand.                                       37,000             37,000

              Note payable to Castle Funding (an equal partnership
               of five small LLC's) bearing 18% interest, secured
               by land, due October 13, 2000.                                                 -            140,000

              Note payable to Cornerstone Realty, bearing interest
               at the rate of prime plus 3%, secured by land, due
               July 1, 2001.                                                             69,845             66,178
                                                                                  -------------      -------------

              Balance forward                                                     $     106,845      $     328,262
                                                                                  -------------      -------------

                       PRESS REALTY ADVISORS CORPORATION
                       Notes to the Financial Statements
                      December 31, 2000 and June 30, 2000


NOTE 7 - NOTES PAYABLE (Continued)

                                                                                      December 31,       June 30,
                                                                                        2000               2000
                                                                                  -----------------   --------------
                                                                                     (Unaudited)
              Balance forward                                                     $     106,845       $    328,262

              Note payable to the estate of Ed Gilmore, bearing
               7.5% interest, secured by land, due April 27, 2001.                      157,500            160,412

              Note payable to Home Credit Bank bearing 14%
               interest, secured by land, due February 1, 2001.                         135,000            143,307

              Note payable to Holladay Bank & Trust bearing
               interest at the rate of 11%, due October 24, 2002.                       545,137                  -

              Note payable to B Asco, LLC, bearing interest at the rate of 3%
               over index, due December 31, 2001.                                       251,000                  -

              Promissory note payable to Property Reserve, Inc.
               bearing interest at the greater of (a) 8% or First
               Security prime rate, due on October 26, 2005.                          2,199,285                  -

              Note payable to related party (Note 7) bearing 8%
               interest, unsecured, due on demand.                                       16,727             68,652

              Note payable to related party (Note 7) bearing no
               interest, unsecured, due on demand.                                            -              4,965

              Note payable to related party (Note 7) bearing no
               interest, unsecured, due on demand.                                            -                214
                                                                                   ------------       ------------

                      Total notes payable                                             3,411,494            705,812

                      Less: related party payables                                      (53,726)          (110,831)
                                                                                   ------------       ------------

                      Equals: total notes payable                                     3,357,768            594,981

                      Less: current portion                                            (613,346)          (594,981)
                                                                                  -------------       ------------

                      Total Long-Term Debt                                        $   2,744,422       $          -
                                                                                  =============       ============

                       PRESS REALTY ADVISORS CORPORATION
                       Notes to the Financial Statements
                      December 31, 2000 and June 30, 2000

NOTE 8 - LAND

          Land assets consisted of the following:
                                                                          December 31,       June 30,
                                                                             2000              2000
                                                                         ------------      -----------
                                                                         (Unaudited)
          4.45 acre plot in Salt Lake City, Utah.  Lot is
           currently being upgraded and improved in
           preparation for the construction of a commercial
           building and subsequent resale.                               $   236,897      $   203,073

          28 acre plot in Salt Lake City, Utah.  Cumulative
           costs of acquisition in progress of 28 acre plot
           in Salt Lake City, Utah.                                        2,618,803                -

          Plot of land in Magna, Utah.  Lot is currently in
           the initial stages of development, and no significant
           improvements have been made.                                       89,734           89,734
                                                                         -----------      -----------

              Total Land Assets                                          $ 2,945,434      $   292,807
                                                                         ===========      ===========

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

                       PRESS REALTY ADVISORS CORPORATION
                       Notes to the Financial Statements
                      December 31, 2000 and June 30, 2000

NOTE 10 - TAXES ON INCOME

          For the periods ended December 31, 2000 and 1999, the provision for federal and state income taxes consisted of the following:


                                         2000           1999
                                        ------         ------
          Current:
               Federal                  $    -         $    -
               State                       100              -
          Deferred:
               Federal                       -              -
               State                         -              -
                                        ------         ------

                                        $  100         $    -
                                        ======         ======

          A reconciliation of income taxes at the federal statutory rate to the effective tax rate is as follows:

                                                         2000        1999
                                                      ---------    --------

          Net operating losses                        $  19,690    $      -
          Income taxes computed at the federal
           statutory rate                               (19,690)          -
          State income taxes, net of federal benefit        100           -
          Other, net                                          -           -
                                                      ---------    --------

          Taxes on income                             $     100    $      -
                                                      =========    ========

          The types of temporary differences between the tax basis of assets and liabilities that give rise to a significant portion of the deferred tax asset and their approximate tax effect are as follows:


                                                        December 31,
                                                 -------------------------
                                                     2000          1999
                                                 -----------    ----------

          Deferred tax asset:
               Net operating losses              $   92,100     $  72,410
               Valuation allowance                  (92,100)      (72,410)
                                                 ----------     ---------

                                                 $        -     $       -
                                                 ==========     =========

          The Company recorded a valuation allowance of $72,410 during 1999 because the Company determined there was a less than fifty percent chance the net operating loss would be used. The net change in the valuation allowance increased $19,690 during the interim period ending December 31, 2000.