Form 10-Q
period 2001-03-31
PRESS REALTY ADVISORS
filed 2001-05-21
CIK 1110441

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001
                            --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to
                                     -------------    -------------

                         Commission File No. 0-25127
                                             --------

                        PRESS REALTY ADVISORS CORPORATION
--------------------------------------------------------------------------------
              (Exact name of Small Business Issuer in its Charter)

              NEVADA                                        95-4592066
              ------                                        ----------
  (State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
  incorporation or organization)

                         1939 South 300 West, Suite 103
                           Salt Lake City, Utah 84115
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801) 994-8474

                                 Not applicable.
                    (Former name, changed since last report)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         (1)   Yes       No  X         (2)   Yes  X     No
                   ---      ---                  ---       ---

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of March 31, 2001, the Company had 24,276,000 shares of its $.001 par value Common Stock outstanding.

Transitional Small Business Issuer Format   Yes      No  X
                                                ---     ---

                        PRESS REALTY ADVISORS CORPORATION

                                TABLE OF CONTENTS


-----------------------------------------------------------------------------------------------------
                                                                                               Page
PART I.    FINANCIAL INFORMATION                                                               1

Item 1. Financial Statements:                                                                  1

Unaudited Condensed Balance Sheet as of March 31, 2001 and
Audited Condensed Consolidated Balance Sheet
As of June 30, 2000                                                                            2

Unaudited Condensed Statements of Operations for the Nine-
month and Three-month Periods Ended March 31, 2001 and 2000.                                   4

Unaudited Condensed Statements of Stockholders' Equity
(Deficit) for the Nine-month and Three-month Periods Ended
March 31, 2001 and 2000.                                                                       5

Unaudited Condensed Consolidated Statements of Cash Flows for
the Nine-month and Three-month Periods Ended March 31, 2001
and 2000.                                                                                      6

Notes to the Unaudited Condensed Consolidated Financial
Statements for the Three-month Periods Ended March 31, 2001
and 2000.                                                                                      9

Item 2. Management's Discussion and
Analysis of Financial Condition and Results of Operations                                     14

PART II.   OTHER INFORMATION                                                                  16

Item 1.  Legal Proceedings                                                                    16

Item 2.  Changes in Securities                                                                16

Item 3.  Defaults Upon Senior Securities                                                      16

Item 4.  Submission of Matters to a Vote of Security Holders                                  16

Item 5.  Other Information                                                                    16

Item 6.  Exhibits and Reports on Form 8-K                                                     16

SIGNATURES                                                                                    16
-----------------------------------------------------------------------------------------------------

                        PRESS REALTY ADVISORS CORPORATION

                              FINANCIAL STATEMENTS

                        MARCH 31, 2001 AND JUNE 30, 2000

                        PRESS REALTY ADVISORS CORPORATION
                                 Balance Sheets

                                     ASSETS

                                            March 31,           June 30,
                                             2001                 2000
                                       ------------------  ------------------
                                           (Unaudited)
CURRENT ASSETS

   Cash                                $           57,980  $          293,617
   Accounts receivable                              8,707              25,459
   Deposits                                        -                    5,000
   Loans receivable                               248,294              -
   Prepaid interest                                10,877              -
                                       ------------------  ------------------

     Total Current Assets                         325,858             324,076
                                       ------------------  ------------------

FIXED ASSETS

   Construction in Progress                     1,028,225             405,159
   Land (Note 8)                                2,941,594             292,807
                                       ------------------  ------------------

     Total Fixed Assets                         3,969,819             697,966
                                       ------------------  ------------------

     TOTAL ASSETS                      $        4,295,677  $        1,022,042
                                       ==================  ==================





   The accompanying notes are an integral part of these financial statements.

                        PRESS REALTY ADVISORS CORPORATION
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                March 31,            June 30,
                                                                                  2001                 2000
                                                                            ------------------  ------------------
                                                                                (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                                         $          191,615  $          164,727
   Notes payable (Note 7)                                                              701,031             594,981
   Notes payable - related parties (Note 6)                                             94,382             110,831
   Payroll liabilities                                                                   6,106              14,852
   Deposits payable                                                                     10,588               9,588
   Tax penalties payable                                                                   872              11,913
   Deferred revenue                                                                    637,235             585,699
   Accrued interest                                                                     87,911              -
                                                                            ------------------  ------------------

     Total Current Liabilities                                                       1,729,740           1,492,591
                                                                            ------------------  ------------------

LONG-TERM DEBT

   Notes payable (Note 7)                                                            3,138,129              -
                                                                            ------------------  ------------------

     Total Long-Term Debt                                                            3,138,129              -
                                                                            ------------------  ------------------

     Total Liabilities                                                               4,867,869           1,492,591
                                                                            ------------------  ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value; 50,000,000 shares
    authorized, 24,276,000 shares issued and outstanding                                24,276              24,276
   Additional paid-in capital                                                          (49,101)            (49,101)
   Stock subscribed (Note 5)                                                         1,085,000              75,000
   Stock subscription receivable (Note 5)                                             (827,987)             -
   Accumulated deficit                                                                (804,380)           (520,724)
                                                                            ------------------  ------------------

     Total Stockholders' Equity (Deficit)                                             (572,192)           (470,549)
                                                                            ------------------  ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                      $        4,295,677  $        1,022,042
                                                                            ==================  ==================





   The accompanying notes are an integral part of these financial statements.

                        PRESS REALTY ADVISORS CORPORATION
                            Statements of Operations
                                   (Unaudited)

                                                            FOR THE                                 FOR THE
                                                       NINE MONTHS ENDED                       THREE MONTHS ENDED
                                                            MARCH 31,                               MARCH 31,
                                             --------------------------------------  -------------------------------------
                                                    2001               2000                 2001              2000
                                             ------------------  ------------------  ------------------  -----------------
REVENUES

   Net sales                                 $          431,080  $           -       $           -       $          -
   Cost of goods sold                                  (424,326)             -                   -                  -
                                             ------------------  ------------------  ------------------  -----------------

     Gross Profit                                         6,754              -                   -                  -
                                             ------------------  ------------------  ------------------  -----------------

EXPENSES

   Loan closing and origination                          17,885              64,122              -                  35,000
   Commissions                                           30,102              25,660              -                  13,001
   General and administrative                            77,620             108,538               4,311             45,647
   Payroll and payroll tax expense                      183,841              -                   50,054             -
                                             ------------------  ------------------  ------------------  -----------------

     Total Expenses                                     309,448             198,320              54,365             93,648
                                             ------------------  ------------------  ------------------  -----------------

LOSS FROM OPERATIONS                                   (302,694)           (198,320)            (54,365)           (93,648)
                                             ------------------  ------------------  ------------------  -----------------

OTHER INCOME (EXPENSES)

   Interest income                                       30,410              -                   19,017             -
   Miscellaneous income                                 145,054                 608              22,712             14,637
   Interest expense                                    (156,326)            (36,165)           (116,013)            -
                                             ------------------  ------------------  ------------------  -----------------

     Total Other Income (Expenses)                       19,138             (35,557)            (74,284)            14,637
                                             ------------------  ------------------  ------------------  -----------------

NET (LOSS) BEFORE INCOME
 TAXES                                                 (283,556)           (233,877)           (128,649)           (79,011)
                                             ------------------  ------------------  ------------------  -----------------

PROVISION FOR INCOME TAXES                                  100              -                   -                  -
                                             ------------------  ------------------  ------------------  -----------------

NET (LOSS)                                   $         (283,656) $         (233,877) $         (128,649) $         (79,011)
                                             ==================  ==================  ==================  =================

BASIC (LOSS) PER SHARE                       $            (0.01) $            (0.01) $            (0.01) $           (0.00)
                                             ==================  ==================  ==================  =================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                               24,276,000          24,002,080          24,276,000         24,002,080
                                             ==================  ==================  ==================  =================



   The accompanying notes are an integral part of these financial statements.

                        PRESS REALTY ADVISORS CORPORATION
                  Statements of Stockholders' Equity (Deficit)


                                                 COMMON STOCK            ADDITIONAL                       STOCK
                                         -----------------------------    PAID-IN         STOCK        SUBSCRIPTION     ACCUMULATED
                                            SHARES           AMOUNT       CAPITAL       SUBSCRIBED      RECEIVABLE        DEFICIT
                                         -------------  --------------  -------------  -------------   -------------  -------------
Balance at inception on
 December 16, 1998                              -       $       -       $      -       $      -        $      -       $      -

Common stock issued for initial
 capitalization                             19,200,000          19,200        (18,200)        -               -              -

Net loss for the year ended
 June 30, 1999                                  -               -              -              -               -            (100,016)
                                         -------------  --------------  -------------  -------------   -------------  -------------

Balance, June 30, 1999                      19,200,000          19,200        (18,200)        -               -            (100,016)

Recapitalization                             4,800,000           4,800        (58,625)        -               -              -

Common stock issued in lieu of
 debt                                           26,000              26         12,974         -               -              -

Common stock issued for services
 rendered                                      250,000             250         14,750         -               -              -

Stock subscribed                                -               -              -              75,000          -              -

Net loss for the year ended
 June 30, 2000                                  -               -              -              -               -            (420,708)
                                         -------------  --------------  -------------  -------------   -------------  -------------

Balance, June 30, 2000                      24,276,000          24,276        (49,101)        75,000          -            (520,724)

Stock subscribed (unaudited)                    -               -              -              10,000          -              -

Stock subscribed/receivable
 (unaudited)                                    -               -              -           1,000,000      (1,000,000)        -

Receipt of stock subscription
 receivable (unaudited)                         -               -              -              -              172,013         -

Net loss for the six months
 ended December 31, 2000
 (unaudited)                                    -               -              -              -               -            (283,656)
                                         -------------  --------------  -------------  -------------   -------------  -------------

Balance, December 31, 2000
 (unaudited)                                24,276,000  $       24,276  $     (49,101) $   1,085,000   $    (827,987) $    (804,380)
                                         =============  ==============  =============  =============   =============  =============




   The accompanying notes are an integral part of these financial statements.

                        PRESS REALTY ADVISORS CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                                          FOR THE                            FOR THE
                                                                      NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                                          MARCH 31,                          MARCH 31,
                                                              ---------------------------------  ---------------------------------
                                                                     2001             2000              2001             2000
                                                              ---------------   ---------------  ---------------   ---------------
CASH FLOW FROM OPERATING ACTIVITIES

   Net loss                                                   $      (283,656)  $      (233,877) $      (128,649)  $       (79,011)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Common stock issued for services                                  -                 13,000           -                 13,000
   Changes in operating assets and liabilities:
     Decrease in prepaid expenses                                      -                  3,499           -                  3,499
     (Increase) decrease in accounts receivable                        16,752            -                16,429             1,500
     (Increase) in loans receivable                                  (248,294)           -              (230,163)          (11,194)
     (Increase) in prepaid interest                                   (10,877)           11,908            1,734            11,908
     (Decrease) increase in accounts payable                           26,888             2,730          101,908             2,730
     Decrease in deposits                                               5,000            -                -                 (6,554)
     Increase in accrued interest                                      87,911             6,000           22,912           (10,533)
     (Decrease) increase in payroll liabilities                        (8,746)           -               (14,876)          (10,713)
     Increase (decrease) in deferred revenue                           51,536            -               207,141            -
     Increase in deposits payable                                       1,000             6,554           -                  6,554
     Increase (decrease) in taxes payable                             (11,041)            7,440           -                 18,024
                                                              ---------------   ---------------  ---------------   ---------------

       Net Cash (Used) by Operating Activities                       (373,527)         (182,746)         (23,564)          (60,790)
                                                              ---------------   ---------------  ---------------   ---------------

CASH FLOW FROM INVESTING ACTIVITIES

   Construction in progress                                          (623,066)           -              (606,665)          332,909
   Cash paid for land development                                    (288,084)         (521,937)          -               (393,559)
   Cash distribution in acquisition                                   (63,302)           -                -                 -
   Cash paid to improve fixed assets                                 (101,955)           -                -                 -
                                                              ---------------   ---------------  ---------------   ---------------

       Net Cash (Used) by Investing Activities                     (1,076,407)         (521,937)        (606,665)          (60,650)
                                                              ---------------   ---------------  ---------------   ---------------

CASH FLOW FROM FINANCING ACTIVITIES

   Additional paid-in capital                                          -                 -                -                (38,000)
   Cash proceeds from notes payable                                 1,048,733           841,474          252,595           318,297
   Cash proceeds from stock subscriptions                             182,013            67,000          108,974            67,000
   Cash proceeds from notes payable - related party                    -                 57,104           -                 57,104
   Cash payment on notes payable - related party                      (16,449)           -                40,656           (42,551)
   Repayment of notes payable                                          -               (225,000)         232,636          (216,225)
                                                              ---------------   ---------------  ---------------   ---------------

       Net Cash Provided by Financing Activities                    1,214,297           740,578          634,861           145,625
                                                              ---------------   ---------------  ---------------   ---------------

NET INCREASE (DECREASE) IN CASH                                      (235,637)           35,895            4,632            24,185

CASH AT BEGINNING OF PERIOD                                           293,617            -                53,348            11,710
                                                              ---------------   ---------------  ---------------   ---------------


   The accompanying notes are an integral part of these financial statements.





CASH AT END OF PERIOD                                         $        57,980   $        35,895  $        57,980   $        35,895
                                                              ===============   ===============  ===============   ===============




















   The accompanying notes are an integral part of these financial statements.

                        PRESS REALTY ADVISORS CORPORATION
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                          FOR THE                            FOR THE
                                                                     NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                                          MARCH 31,                          MARCH 31,
                                                              ---------------------------------  ---------------------------------
                                                                    2001             2000              2001             2000
                                                              ---------------   ---------------  ---------------   ---------------
Supplemental Disclosures:

   Interest paid                                              $       79,882    $        -       $        -        $        -
   Income taxes paid                                          $        -        $        -       $        -        $        -




   The accompanying notes are an integral part of these financial statements.

                        PRESS REALTY ADVISORS CORPORATION
                        Notes to the Financial Statements
                             March 31, 2001 and 2000

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

              The Company is engaged in the business of acquiring, developing and managing high potential real estate properties. As this process has not yet produced a reliable, long- term source of revenues, the Company intends to seek after additional capital and to form financial partners to supply the needed capital.

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

                        PRESS REALTY ADVISORS CORPORATION
                        Notes to the Financial Statements
                             March 31, 2001 and 2000


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

              d.  Income Taxes

              The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109. As of June 30, 2000, the Company has a net operating loss carryforward of approximately $570,000 to reduce future taxable income. To the extent not utilized, the NOL carryforward will begin to expire in fiscal year 2020. The future tax benefit of the NOL has been offset by a valuation allowance in full.

              e.  Basic Earnings (Loss) Per Share

              Basic earnings (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                                          FOR THE                            FOR THE
                                                     NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                          MARCH 31,                          MARCH 31,
                                             ---------------------------------------------------------------------
                                                   2001            2000               2001             2000
                                             ----------------  ---------------   ---------------  ----------------
              Basic loss per share:

                 Numerator - net income
                   (loss)                    $       (283,656) $      (233,877)  $      (128,649) $        (79,011)
                 Denominator - weighted
                   average number of
                   shares outstanding              24,276,000       24,000,000        24,276,000        24,000,000
                                             ----------------  ---------------   ---------------  ----------------

                 Earnings (loss) per
                   share                     $          (0.01) $         (0.01)  $         (0.01) $          (0.00)
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

                        PRESS REALTY ADVISORS CORPORATION
                        Notes to the Financial Statements
                             March 31, 2001 and 2000


NOTE 4 -      COMMON STOCK

              The Company amended its Articles of Incorporation in 1996 to increase the authorized number of shares to 50,000,000.

NOTE 5 -      STOCK SUBSCRIBED/RECEIVABLE

              On October 25, 1999, the Company entered into an agreement with a related party under which the Company was to receive $75,000 funding in exchange for 450,000 restricted shares of the Company's common stock. As of June 30, 2000, the Company had received the entire $75,000 as a part of the agreement, but had not yet issued any shares of its common stock under this arrangement. On July 7, 2000, the Company received $10,000 funding in exchange for 62,500 restricted shares of common stock. As of March 31, 2001, the Company had not issued these shares of common stock. On November 13, 2000, the Company entered into an agreement whereby the Company would receive $1,000,000 plus 8% interest payable to the Company at $33,215 per month. As funds are received, common stock will be issued at a rate of one share for every $0.20 received. Upon receiving the entire $1,000,000 (plus interest), the Company will issue a total of 5,000,000 shares. As of March 31, 2001, $172,013 had been received under the promissory note, however, none of the shares of stock had been issued.

NOTE 6 -      RELATED PARTY TRANSACTIONS

              At June 30, 2000 and March 31, 2001, the Company had four notes payable to related parties totaling $94,382 and $53,726, respectively. None of the notes have formal payment structures or note documents. Due to the lack of specific terms, the entire balance of each note is classified as current.

NOTE 7 -      NOTES PAYABLE

              Notes payable consisted of the following:

                                                                                  MARCH 31,           JUNE 30,
                                                                                   2001                2000
                                                                             ------------------  -----------------
                                                                                 (UNAUDITED)
              Note payable to America First Credit Union bearing
               11.5% interest, secured by land, due May 31, 2001.            $           -      $           85,084

              Note payable to related party (Note 7) bearing 7%
               interest, unsecured, due on demand.                                       37,000             37,000

              Note payable to Castle Funding (an equal partnership
               of five small LLC's) bearing 18% interest, secured
               by land, due October 13, 2000.                                            -                 140,000

              Note payable to Cornerstone Realty, bearing interest
               at the rate of prime plus 3%, secured by land, due
               July 1, 2001.                                                            508,279             66,178
                                                                             ------------------  -----------------

              Balance forward                                                $          545,279  $         328,262
                                                                             ------------------  -----------------

                        PRESS REALTY ADVISORS CORPORATION
                        Notes to the Financial Statements
                           December 31, 2000 and 2000


NOTE 7 -      NOTES PAYABLE (Continued)

                                                                                    MARCH 31,          JUNE 30,
                                                                                      2000               2000
                                                                             ------------------  -----------------
                                                                                  (UNAUDITED)
              Balance forward                                                $          545,279  $         328,262

              Note payable to the estate of Ed Gilmore, bearing
               7.5% interest, secured by land, due April 27, 2001.                      157,500            160,412

              Note payable to Home Credit Bank bearing 14%
               interest, secured by land, due February 1, 2001.                         135,000            143,307

              Note payable to Holladay Bank & Trust bearing

               interest at the rate of 11%, due October 24, 2002.                       532,525             -

              Note payable to B Asco, LLC, bearing interest at the rate of 3%
               over index, due December 31, 2001.                                       251,000             -

              Promissory note payable to Property Reserve, Inc.
               bearing interest at the greater of (a) 8% or First
               Security prime rate, due on October 26, 2005.                          2,199,285             -

              Note payable to Nuevo Financial, bearing interest
               at the rate of 10%, due March 14, 2003.                                   55,570             -

              Note payable to related party (Note 7) bearing 8%
               interest, unsecured, due on demand.                                       57,383             68,652

              Note payable to related party (Note 7) bearing no
               interest, unsecured, due on demand.                                       -                   4,965

              Note payable to related party (Note 7) bearing no
               interest, unsecured, due on demand.                                       -                     214
                                                                             ------------------  -----------------

                      Total notes payable                                             3,411,494            705,812

                      Less: related party payables                                      (53,726)          (110,831)
                                                                             ------------------  -----------------

                      Equals: total notes payable                                     3,357,768            594,981

                      Less: current portion                                            (613,346)          (594,981)
                                                                             ------------------  -----------------

                      Total Long-Term Debt                                   $        2,744,422  $          -
                                                                             ==================  =================

                        PRESS REALTY ADVISORS CORPORATION
                        Notes to the Financial Statements
                             March 31, 2001 and 2000

NOTE 8 -      LAND

              Land assets consisted of the following:

                                                                                  MARCH 31,            JUNE 30,
                                                                                    2001                2000
                                                                             ------------------  -----------------
                                                                                 (UNAUDITED)
              4.45 acre plot in Salt Lake City, Utah.  Lot is
               currently being upgraded and improved in
               preparation for the construction of a commercial
               building and subsequent resale.                               $          236,897  $         203,073

              28 acre plot in Salt Lake City, Utah.  Cumulative
               costs of acquisition in progress of 28 acre plot
               in Salt Lake City, Utah.                                               2,014,963             -

              Plot of land in Magna, Utah.  Lot is currently in
               the initial stages of development, and no significant
               improvements have been made.                                              89,734             89,734
                                                                             ------------------  -----------------

              Total Land Assets                                              $        2,941.594  $         292,807
                                                                             ==================  =================

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

               At the end of the period, the Company was negotiating an agreement with another entity to obtain financing under a promissory note. The agreement would require the other entity to loan funds to the Company over the next five years and making a balloon payment at the end of the five years. The interest on the note will be repaid by the other entity receiving 45% of the "profit" realized by the Company on the development of certain real property. The other entity has already advanced funds to the Company and the Company is accounting for the transactions as if the agreement had been finalized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

The Company currently holds interests in the following properties:

1. A 68% interest in a 51,200 square foot building currently under construction for use as office or warehouse space, located at 1490 North 2200 West, Salt Lake City, Utah. The Company will move its corporate offices to this location upon its completion. The Salt Lake office of NAI Commercial ("NAI") is marketing the property for the Company. NAI is an active and successful participant in these markets in the Salt Lake Valley. When fully leased, this property is expected to generate a net operating income of approximately $337,000 per year.

2. 4.445 acres of land located directly east of the property described above. This parcel fronts a 330 foot stretch of I-215, a major freeway running through the Salt Lake Valley. This property was appraised in September 1999 at $817,000.00, or approximately $4.22 per square foot. The Company's cost for the property was approximately $223,000. The Company intends to build a structure on this parcel that is similar to the building currently under construction at the location described in the paragraph above. This building will have approximately 59,870 square feet and when fully leased should generate a net operating income of $364,370 per year. The Company intends to begin development on the site by the fall of 2001.

3. A parcel of property consisting of 28.65 acres, which is located at 1700 North 2200 West, Salt Lake City, Utah. The property borders the acres noted above. The Company intends to build two additional office/warehouse buildings on five acres of this property. The amount of lease space for the two buildings should be approximately 91,000 square feet. These buildings when fully leased could generate a net operating income of $675,172 per year. The Company intends to create a master plan for the remaining 23 acres and either sell the property or hold the land for future development. The Company is also actively pursuing "build to suit" opportunities which it may include in the total development of the above described acreage.

4. 1.82 acres of land located at 3588 South 7200 West, Salt Lake City, Utah, purchased for $90,000. An appraisal of the property dated December 29, 1998 placed the value of this parcel at $370,000, which is equivalent to $4.72 per square foot. The Company intends to find a "build to suit" retail client for this parcel.

In addition to the properties discussed above, the Company is scheduled to close on a parcel of ground located in North Ogden, Utah, within the next three months. The parcel is a pad of ground, which is a part of a larger fully developed grocery-retail development. The Company has been able to purchase the improved pad for $293,500 and is selling a portion of the parcel to another developer for $170,000. Through negotiation with the Redevelopment Agency of North Ogden City, the Company was able negotiate a $70,000 credit from the city's RDA fund resulting in a purchase price for the parcel of $53,500. The Company intends to build, own and operate a Wingers restaurant on the site. The Company is also negotiating to purchase an additional Wingers restaurant located in Ogden, Utah. This purchase would include the land, building and restaurant operations. This particular Wingers restaurant is corporately owned and has been in operation since 1995.

PLAN OF OPERATION

The Company is moving forward in the development and marketing of its real estate holdings. This includes planned development of approximately 200,000 square feet of flex space in the Salt Lake City market as mention above. In addition, the Company has purchased additional land for further development near the planned developments mentioned. To bring these and other developments to fruition, the Company is actively negotiating with a number of potential financial partners and investors to further develop its real estate holdings.

CAPITAL RESOURCES AND LIQUITY

The Company has been able to obtain funding for its operation through private lenders or banks. This financing has and will continue to involve personal guaranties by our officers and directors for the loans. The Company has been successful in selling some of its properties in the past and is actively negotiating with a number of potential financial partners in order to reduce the Company's serviceable debt and allow the purchase or development of additional income-producing properties.

The Company has operated primarily on funds generated by the sale of properties that took place during the second quarter of 2000, as noted in the fiscal year-end report dated June 30, 2000.

In addition, the Company has successfully negotiated and secured a $1,000,000 investment note payable in monthly installments of $33,230 from Corporate Ventures L.L.C. located in Nuevo, California. The company is current in the receipt of all payments due in the note described. Terms and conditions of the note are found in the Company's financial statements.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PRESS REALTY ADVISORS CORPORATION



Date: 05/21/01                       By: /s/ David Murdock
                                     --------------------------------
                                     David Murdock, Chief Executive Officer

Date: 05/21/01                       By: /s/ Matthew Seegmiller
                                     --------------------------------
                                     MATTHEW, Chief Financial Officer